Form 10-K
period 2006-12-31
US BioEnergy CORP
filed 2007-03-30
CIK 1332341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-3320

US BioEnergy Corporation
(Exact name of Registrant as specified in its charter)

South Dakota	20-1811472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5500 Cenex Drive, Inver Grove Heights, Minnesota (Address of principal executive offices)	55077 (Zip Code)

Registrant’s telephone number, including area code:
(651) 355-8300

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The registrant completed the initial public offering of its common stock on December 15, 2006. Accordingly, the registrant’s common stock was not publicly traded on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

67,975,572 shares of the registrant’s common stock, $0.01 par value per share, were outstanding at March 15, 2007.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of shareholders (Proxy Statement), which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 23, 2007, are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated, “the company,” “we,” “our,” “us,” and US BioEnergy” are used in this report to refer to US BioEnergy Corporation and its consolidated subsidiaries.

Item 1.	Business

COMPANY OVERVIEW

US BioEnergy is one of the largest producers of ethanol in the United States. Our primary products are ethanol and distillers grains, which we derive from corn. Ethanol is a clean-burning, renewable fuel, which is blended with gasoline and acts as an octane enhancer, clean air additive and fuel extender. We sell ethanol to refining and marketing companies in the U.S. primarily as a gasoline additive, through Provista Renewable Fuels Marketing, LLC (Provista), our ethanol marketing joint venture. We currently sell our distillers grains to livestock operators and marketing companies in the U.S. We also market distillers grains and provide facilities management and services to other ethanol producers.

We were incorporated in South Dakota in October 2004. Since our formation, we have focused on building the necessary resources, infrastructure and production capacity to reach our goal of becoming one of the leading ethanol producers in the U.S.

On December 15, 2006, we completed an initial public offering (IPO), in which we sold 10,000,000 shares of our common stock at a price to the public of $14.00 per share. On December 28, 2006, the underwriter for the IPO exercised its over-allotment option to purchase an additional 1,500,000 shares of our common stock. Net proceeds of the IPO, after deducting the underwriters discount and commissions, were $149.7 million.

The following table sets forth a summary of significant milestones in our company’s history:

Date	Milestones

October 2004	We were founded by Gordon W. Ommen and Roland J. “Ron” Fagen
November 2004	We announced plans to develop and construct a 100 million gallon per year (mmgy) ethanol facility near Albert City, Iowa
April 2005	We acquired Superior Corn Products, LLC, a company organized to develop, own and operate a 50 mmgy ethanol facility near Woodbury township, Michigan
May 2005	We acquired United Bio Energy, LLC and established our marketing and services businesses
March 2006	We acquired Gold Energy, LLC, a company organized to develop, own and operate a 100 mmgy ethanol facility near Hankinson, North Dakota, and began construction in August 2006
We formed Provista, an ethanol marketing joint venture with CHS Inc.
April 2006	We acquired Platte Valley Fuel Ethanol, LLC (Platte Valley), which owned and operated a 50 mmgy ethanol facility near Central City, Nebraska
We acquired Val-E Ethanol, LLC, a company organized to develop, own and operate a 50 mmgy ethanol facility near Ord, Nebraska
June 2006	We launched our Solomontm branded distillers grains program
September 2006	Our 50 mmgy Woodbury facility began production
November 2006	We completed a 50 mmgy expansion of our Platte Valley facility
We completed construction of our 100 mmgy Albert City facility
We began construction of a 100 mmgy ethanol facility near Dyersville, Iowa
December 2006	We completed our Initial Public Offering
January 2007	We began construction of a 100 mmgy ethanol facility near Janesville, Minnesota
February 2007	We formed Big River Grinnell, LLC (Grinnell), a joint venture company with Big River Resources, LLC, to construct, own and operate a 100 mmgy ethanol facility near Grinnell, Iowa and began construction

SEGMENT INFORMATION

We have one reportable segment — our Production segment, which includes our facilities that are either currently manufacturing ethanol or are being constructed for that purpose. The activities of our marketing and services entities are combined in the All Other category for segment reporting purposes.

PRODUCTION

We currently own and operate three ethanol plants, which have combined production capacity of 250 million gallons per year (mmgy). We have five ethanol plants under construction, which when completed, will have combined production capacity of 400 mmgy. Site work at our Grinnell facility, which represents 50 mmgy of our expected production capacity, is currently in progress, however due to pending lawsuits relating to zoning issues at the facility, the ability to secure debt financing for the Grinnell facility has been delayed. As a result, a date has not been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell facility. We expect to have four plants operational with ethanol production capacity of 300 mmgy by the end of 2007. By the end of 2008, we expect to have seven plants operational with ethanol production capacity of 600 mmgy. We also have numerous sites under evaluation and are currently conducting feasibility studies on future construction projects.

All of our production facilities that are either operating or under construction are designed, engineered and constructed by Fagen, Inc., using ICM, Inc. processing technology. Ron Fagen, the Chairman and Chief Executive Officer of Fagen Inc., the leading builder of ethanol plants in the U.S., is one of our largest shareholders. We have entered into master design-build agreements with Fagen, Inc. that provide us with a number of build slots for ethanol plants through 2010.

All of our production facilities utilize a dry-mill technology, which converts corn to ethanol. All of the ethanol that we produce is sold to Provista, who in turn, markets our ethanol, as well as the ethanol of other producers, to refining and marketing companies located across the U.S. During the production process, a co-product, called distillers grains, is also produced. We sell our distillers grains, primarily to the dairy, cattle and swine industry, as animal feed. We utilize natural gas to dry our distillers grains to various degrees of consistency depending on the needs of the local market and the specific requirements of our customers. We sell our distillers grains as either wet, modified wet or dried. We are currently developing a branded dried distillers grains product, which we plan to sell under the brand name Solomontm.

Our Production segment represented 71% of our total segment assets at December 31, 2006 and 87% of revenues for 2006. For the year ended December 31, 2006, our Production segment revenues and pretax income were $108.3 million and $35.0 million, respectively. For the year ended December 31, 2005, our Production segment had no revenue and a pretax loss of $1.0 million related to pre-production operations. Total assets of the Production segment were $537.4 million and $74.2 million as of December 31, 2006 and 2005, respectively.

FACILITIES IN PRODUCTION

The following table sets forth a summary of our ethanol facilities that are in production as of December 31, 2006:

Plants in operation
	Platte Valley		Woodbury	Albert City

Location	Central City, Nebraska		Lake Odessa, Michigan	Albert City, Iowa
Production Start Date	May 2004		September 2006	November 2006
Estimated Ethanol Production Capacity per year (mmgy)	100		50	100
Estimated Distillers Grains Production per year (tons)	454,000	(1)	160,000	320,000
Estimated Corn Processed per year (bushels)	36 million		18 million	36 million
Estimated Natural Gas usage per year (MMBTU)	2,100		1,400	2,900
Production Process	Dry-Mill		Dry-Mill	Dry-Mill
Primary Energy Source	Natural Gas		Natural Gas	Natural Gas
Builder	Fagen		Fagen	Fagen

(1)	Platte Valley produces all modified wet distillers grain, which has a higher water content than dried distillers grain. Producing modified wet distillers grains requires less heat and therefore, uses fewer MMBTU’s of natural gas.

FACILITIES UNDER CONSTRUCTION

The following table sets forth a summary of our ethanol facilities that are currently under construction:

		Hankinson,
		North		Janesville,
Location	Ord, Nebraska	Dakota	Dyersville, Iowa	Minnesota	Grinnell, Iowa

Estimated Expected Production Start Date	Q2 2007	Q2 2008	Q2 2008	Q3 2008	Unknown	(1)
Estimated Ethanol Production Capacity per year (mmgy)	50	100	100	100	50	(1)
Estimated Distillers Grains Production per year (tons)	160,000	320,000	320,000	320,000	160,000	(1)
Estimated Corn Processed per year (bushels)	18 million	36 million	36 million	36 million	18 million	(1)
Estimated Natural Gas usage per year (MMBTU)	1.5 million	3.5 million	3.5 million	3.5 million	1.5 million	(1)
Production Process	Dry-Mill	Dry-Mill	Dry-Mill	Dry-Mill	Dry-Mill
Primary Energy Source	Natural Gas	Natural Gas	Natural Gas	Natural Gas	Natural Gas
Builder	Fagen	Fagen	Fagen	Fagen	Fagen

(1)	Represents 50% of the 100 mmgy ethanol production capacity of the planned Grinnell facility. In February 2007, we entered into an operating agreement with Big River Resources, LLC to jointly develop this facility. Under the terms of this agreement, we will each own a 50% interest in the Grinnell facility. Site work at our Grinnell facility is currently in progress, however due to pending lawsuits relating to zoning issues at the facility, the ability to secure debt financing for the Grinnell facility has been delayed. As a result, a date has not been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell facility.

Plant Site Selection

We utilize the expertise of our internal engineering and business development personnel and the skills of our partners to continue the development of our existing ethanol facilities, identify new sites and develop additional facilities in the future. Our site location criteria include many factors. First among these are corn, water and energy supplies as inputs and ethanol and distillers grains markets for our outputs.

We utilize in-house expertise as well as industry-leading consultation services to analyze the feasibility of obtaining corn as feedstock for each potential site and weigh that knowledge with a similar analysis of logistical advantages and disadvantages in moving ethanol to both existing and projected new markets. We begin consultation with relevant rail carriers early in the process for corn supply, ethanol and distillers grains transportation and begin equally as early our consultation with local corn farmers and cooperatives for feedstock supply.

We also take into consideration numerous zoning issues, permits and environmental laws and regulations prior to choosing a plant site.

We contract with industry leaders for assistance in analysis of water and natural gas for production processes. At the same time, we work with local electricity suppliers to secure electrical power for our production facilities. Additionally, we position sites near a qualified labor force as well as community services that are capable of attracting and retaining top personnel.

ADDITIONAL SITES

We have identified a number of potential building sites, and are currently conducting feasibility studies on these sites, including those near Springfield, Minnesota; Guymon, Oklahoma and Altamont, Illinois. Selection and potential construction of projects is contingent on zoning, permitting, financing and other factors. Typically, a construction project will take approximately eighteen months from the time that Fagen, Inc. mobilizes at the site until the production facility is operational.

RAW MATERIALS

Our production facilities produce ethanol by using a dry-mill process, which yields approximately 2.8 gallons of ethanol and approximately 17 pounds of dried distillers grains per bushel of corn.

Corn and natural gas are major components of our production process. The operations at our current production facilities will require approximately 89 million bushels of corn and almost 7 Million British Thermal Units (MMBTU) of natural gas per year in order to produce 250 mmgy of ethanol. We generally have no long-term supply agreements that guarantee us supplies of corn or natural gas. However, in an attempt to offset some of the effects of volatility of ethanol prices and costs of commodities, we may enter into cash fixed-price contracts or derivatives to lock in a price on a portion of our ethanol production or purchase a portion of our corn or natural gas requirements.

Typically, we source our corn both directly from farmers located near our facilities and from local dealers. We purchase corn through cash fixed-priced contracts and we utilize hedging positions in the corn futures market to manage the risk of excessive corn price fluctuations for a portion of our corn requirements.

Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed-prices or prices based on the Chicago Board of Trade (CBOT) prices. Our corn requirements can be contracted on fixed-price forward contracts. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We purchase a portion of our corn on a spot basis. For those spot purchases, daily corn bids are posted on our company web-site.

Our ethanol production also requires significant quantities of natural gas, which has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall economic conditions. We purchase natural gas from local utilities and national suppliers. We hedge a portion of our exposure to natural gas price risk from time to time by using fixed-price or futures contracts.

MARKETING AND SERVICES

The activities of our marketing and services entities, which are comprised of Provista Renewable Fuels Marketing, LLC, UBE Ingredients, LLC and UBE Services, LLC, are combined in the All Other category for segment reporting purposes because they do not meet the quantitative thresholds to either be reported in the aggregate or individually.

Provista

We market our ethanol as well as ethanol and biodiesel produced by third-parties through Provista, a joint venture between us and CHS. On March 31, 2006, CHS acquired 50% ownership in our existing ethanol marketing business, Provista. Pursuant to this agreement, US BioEnergy and CHS each own 50% of the membership interest in Provista, entitling each to 50% of the financial rights and 50% of the voting rights with respect to Provista as its members. Provista is managed by CHS pursuant to a management agreement.

In connection with the formation of the joint venture, we entered into an ethanol marketing agreement with Provista. The marketing agreement has an initial term through November 30, 2007, and thereafter will automatically renew on one-year additional terms, unless either party provides the other with ninety days written notice of non-renewal. Pursuant to the master agreement, certain of our subsidiaries have entered into separate ethanol sales and marketing agreements that are substantially identical in all material respects to the master agreement.

Provista also currently markets ethanol for three third-party ethanol producers. Provista leases approximately 1,035 rail cars in order to distribute ethanol by rail.

Provista’s customers are refining and marketing companies located across the U.S. As of December 31, 2006, the three largest customers of Provista, according to sales, were Exxon Mobil Corporation, BP West Coast Products, LLC, and Chevron Corporation.

UBE Ingredients

Our wholly-owned subsidiary, UBE Ingredients, LLC, sells distillers grains to livestock operators and marketing companies in the U.S. UBE Ingredients markets the distillers grains produced at Albert City and Woodbury and for eleven other third party ethanol producers. Customers range from smaller livestock producers to large multi-national companies. Distillers grains are primarily distributed by truck and rail. We currently have over 670 railcars under long-term leases with various railcar providers. For the year ended December 31, 2006, UBE Ingredients marketed in excess of 2.7 million tons of distillers grains. We are currently developing a branded dried distillers grains product, which we plan to sell under the brand name Solomontm.

UBE Services

Our wholly-owned subsidiary, UBE Services, LLC, provides a variety of services to third-party ethanol and biofuels producers on a contract basis. These services include facilities management, grain procurement and risk consulting. As of December 31, 2006, UBE Services provided one or more of these services to six customers who currently operate facilities with an aggregate production capacity of approximately 420 mmgy of ethanol.

COMPETITION

We have no long-term contracts to sell our ethanol production to third-parties. Hence, we rely on open-market sales of ethanol for our revenues.

The market in which we sell our ethanol is highly competitive. According to the Renewable Fuel Association (RFA), in March 2007 114 U.S. facilities produced over 5.6 billion gallons of ethanol with an additional 6.4 billion gallons under construction. Currently, the U.S. and Brazil are the world’s largest producers of ethanol. The ethanol industry in the U.S. consists of many smaller facilities that are primarily corn-based, while the Brazilian ethanol industry depends primarily on sugar cane for its ethanol production.

According to the RFA, as of March 2007, the top ten producers accounted for approximately 44% of the ethanol production capacity in the U.S. We compete with Archer Daniels Midland Company, which, based on data published by the RFA, controlled approximately 19% of the total U.S. production capacity as of March 2007, as well as other large producers such as VeraSun Energy Corporation, Hawkeye Renewables, LLC, Aventine Renewable Energy Inc., Cargill, Inc. which, based on data published by the RFA, controlled approximately 4.1%, 3.9%, 3.7%, and 2.1% of the total U.S. production capacity as of March 2007, respectively. Based on the aggregate annual production capacity of our three ethanol plants in operation, we accounted for approximately 4.4% of total U.S. production capacity as of December 2006. The industry is otherwise highly fragmented, with many small, independent firms and farmer-owned cooperatives constituting the rest of the market.

We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including price, reliability of our production processes and delivery schedule and volume of ethanol produced and sold.

With respect to distillers grains, we compete with other suppliers (i.e., other ethanol producers) as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product consistency.

Our marketing and management services businesses compete with larger ethanol producers and many small marketers.

CUSTOMERS

During the twelve months ended December 31, 2006, only one of our customers — Provista, our joint venture with CHS — made aggregate ethanol purchases of 10% or more of our consolidated revenues. Sales to Provista from the period beginning September 1, 2006, were $61.7 million, representing approximately 55.1% of our product sales and 49.6% of our total revenues for the year. Sales of ethanol to Provista represent 100% of our ethanol sales for the period beginning September 1, 2006, during which time Provista was accounted for as an unconsolidated subsidiary. We have entered into a master ethanol sales and marketing agreement with Provista pursuant to which we have agreed to sell to Provista all of the ethanol produced at our existing and future plants. We sell our ethanol to Provista at current market prices, net of commissions and transportation costs.

SEASONALITY

As we increase our ethanol production capacity, we expect our operating results will be increasingly influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. In addition, our rapid growth may conceal the impact of other seasonal influences. In recent years, the spot price of corn tended to rise during the spring planting season in May and June and tended to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, our ethanol prices are substantially correlated with the price of unleaded gasoline, which tends to rise during the summer. As a result of seasonal fluctuations and the growth in our business, we believe comparisons of operating measures between consecutive quarters may be not as meaningful as comparisons between longer reporting periods.

ENVIRONMENTAL

We are subject to various federal, state and local environmental laws and regulations, including those relating to discharges into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws and regulations require us to obtain and comply with numerous environmental permits to construct and operate our ethanol plants. They can also require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or facility shutdowns which could have a material adverse effect on our operations.

There is a risk of liability for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arranged for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) or other environmental laws for all or part of the costs of investigation and/or remediation and for damage to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from these properties. Some of these matters may require us to expend significant amounts for investigation and/or cleanup or other costs which could have a material impact on our business.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures or modify our operations. Continued government and public emphasis on environmental issues could result in increased future investments for environmental controls at our ongoing operations. Present and future environmental laws and regulations (and related interpretations) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. For example, our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. Environmental Protection Agency (EPA) has promulgated National Emissions Standards for Hazardous Air Pollutants (NESHAP), under the federal Clean Air Act that could apply to facilities that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. If a facility we operate is authorized to emit hazardous air pollutants above the threshold level, then we are required to comply with the NESHAP related to our manufacturing process and would be required to come into compliance with another NESHAP applicable to boilers and process heaters by September 13, 2007. New or expanded facilities would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility. Likewise, federal and state environmental authorities have recently been investigating alleged excess volatile organic compounds and other air emissions from certain U.S. ethanol plants. Because other domestic ethanol manufacturers will have similar restrictions, however, we believe that compliance with more stringent air emission control or other environmental laws and regulations is not likely to materially affect our competitive position.

In addition, to construct and operate our ethanol plants, we will need to obtain and comply with a number of permit requirements. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. For example, we are currently facing increased construction costs for our Janesville, Minnesota project in order to meet water discharge requirements. Permit conditions could also restrict or limit the extent of our operations. We cannot be assured that we will be able to obtain and comply with all necessary permits to construct our ethanol plants. Failure to obtain and comply with all applicable permits and licenses could halt our construction and could subject us to future claims.

In February 2007, we received a notice of noncompliance from the Department of Environmental Quality Water Bureau of the State of Michigan. The notice states that the Michigan Department of Environmental Quality (DEQ) Water Bureau (WB) has sufficient information to believe that our Woodbury facility has failed to comply with the terms and conditions of Part 31, and the Rules promulgated thereunder, of the Natural Resources and Environmental Protection Act (NREPA) and the National Pollutant Discharge Elimination System (NPDES) Permit. We rectified the issues immediately after discovery and are currently in discussion with state officials concerning our noncompliance. This matter is not likely to have a material effect on our consolidated financial statements.

EMPLOYEES

As of December 31, 2006, we had 245 full-time employees. As of February 28, 2007, an additional 37 employees had been hired at Ord, Nebraska in connection with preparation for the commencement of production. None of our employees is covered by a collective bargaining agreement.

CORPORATE INFORMATION

Our principal executive offices are located at 5500 Cenex Drive, Inver Grove Heights, Minnesota 55077, and our telephone number is (651) 355-8300. We maintain an Internet website at www.usbioenergy.net. We make available free of charge on or through our Internet website, www.usbioenergy.net, all of our reports on Form 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We will provide electronic or paper copies of these documents free of charge upon request.

Item 1A.	Risk Factors

Our business is subject to a number of risks and uncertainties. If any of the events contemplated by the following risks actually occur, then our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

We may not be able to implement our expansion strategy as planned or at all.

We plan to grow our business by investing in new or existing ethanol plants. We have three operational ethanol plants and five ethanol plants under construction. These plants are in various stages of construction, with commencement of operations scheduled in 2007 and 2008.

Development, construction and expansion of ethanol plants is subject to a number of risks, any of which could prevent us from commencing operations at a particular plant as expected or at all, including zoning and permitting matters, adverse weather, defects in materials and workmanship, labor and material shortages, transportation constraints, construction change orders, site changes, workforce issues, the availability of sufficient quantities of water of suitable quality and other unforeseen difficulties. For example, a lawsuit is currently pending against our joint venture partner in the Grinnell project, and certain other defendants, including the county zoning board, challenging a decision to rezone the land intended for the Grinnell facility to permit construction of an ethanol plant. Construction in the upper Midwest, where many of our projects are located, can also be particularly difficult in the winter because of delays related to adverse weather. In addition, during the expansion of an existing facility, we may be forced to suspend or curtail our operations at such facility, which would decrease our ethanol production and reduce our revenues.

As of December 31, 2006, our cash on hand and available borrowings under our existing and committed facilities were not sufficient to fully fund the construction costs of our plants under construction. However, in February 2007, we entered into credit facilities with AgStar to provide funding for our Ord, Hankinson, Dyersville and Janesville construction projects. As of December 31, 2006, total construction costs to complete these plants are expected to be approximately $452.2 million, of which we anticipate funding approximately $161.0 million with cash on hand and cash generated from operations. At this time Grinnell has not entered into a credit facility to construct its ethanol plant, therefore, we do not plan to undertake significant construction until the pending lawsuits are satisfactorily resolved and a credit facility is obtained. To the extent that our cash on hand and cash generated from operations are not sufficient, additional financing will be required to fully fund future construction projects. We may not have access to required financing or such financing may not be available to us on acceptable terms or at all.

We intend to finance the expansion of our business in part with additional indebtedness and may also do so by issuing additional equity securities. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service such indebtedness, or associated with issuing additional equity, such as dilution of ownership and earnings. We face additional risks associated with financing our expansion strategy due to the significant limitations imposed on our ability to incur or service additional debt or grant security interests on our assets contained in our existing debt financing agreements.

The significant expansion of ethanol production capacity currently underway in the U.S. may also impede our expansion strategy. As a result of this expansion, we believe that there is increasing competition for suitable sites for ethanol plants, and we may not find suitable sites for construction of new facilities or other suitable expansion opportunities. Even if we are able to identify suitable sites or opportunities, we may not be able to secure the services and products from the contractors, engineering firms, construction firms and equipment suppliers necessary to build our ethanol plants on a timely basis or on acceptable economic terms.

Our expansion strategy is particularly dependent on the continued availability of construction and engineering services provided to us by Fagen, Inc., an entity controlled by one of our principal shareholders, Ron Fagen. We believe that Fagen has constructed over 65% of the ethanol production capacity built in the U.S. over the past six years. Although we have entered into design-build agreements with Fagen, Inc. for each of our facilities under construction, including our Grinnell facility, and master design-build agreements with Fagen that provides additional build slots through 2010, if Fagen fails to perform under those agreements, our ability to meet our expansion goals would be limited. Fagen has also entered into design-build contracts with other parties seeking to build ethanol plants and has invested and may continue to invest in other ethanol producers. As a result, Fagen, Inc. may have a conflict of interest in performing its obligations under its design-build agreements with us which could delay or prevent our expansion strategy.

We must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded facilities. These requirements may not be satisfied in a timely manner or at all. Our exposure to permitting risks may be exacerbated because for certain of our projects we may begin construction and incur substantial costs without first obtaining all permits necessary to operate an ethanol plant at that site. In the event that we fail to ultimately obtain all necessary permits, we would be forced to abandon the project and lose the benefit of any construction costs already incurred. In addition, federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our business, results of operations and financial condition.

Our significant expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing plants and other businesses.

Accordingly, we may not be able to implement our expansion strategy as planned or at all. We may not find additional appropriate sites for new facilities, and we may not be able to finance, construct, develop or operate these new or expanded facilities successfully.

We generally do not have long-term sales, input or throughput contracts, which makes our business highly dependent on commodity prices. These prices are subject to significant volatility and uncertainty, so our results could fluctuate significantly.

We generally do not have long-term contracts for the purchase of corn and natural gas, our principal inputs, or for the sale of ethanol, our principal product. Therefore, our results of operations, financial position and business outlook will be substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol and unleaded gasoline. Prices for these commodities are generally subject to significant volatility and uncertainty. As a result, our future results may fluctuate substantially, and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in continued operating losses. We may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, but these activities involve substantial costs and substantial risks and may be ineffective to mitigate these fluctuations.

The spread between ethanol and corn prices can vary significantly and during 2006 was at historically high levels.

Our gross margins depend principally on the spread between ethanol and corn prices. During the five-year period from 2002 to 2006, ethanol prices (based on price data from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.91 per gallon to a high of $3.95 per gallon, averaging $1.65 per gallon during this period. During most of 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by high oil prices and historically low corn prices. Toward the end of 2006 and in recent months however, the price of ethanol has been declining and the cost of corn has been rising. On June 30, 2006, the Chicago spot price per gallon of ethanol was $3.90, whereas on December 29, 2006, the Chicago spot price per gallon of ethanol was $2.45. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will continue to fluctuate. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could have a material adverse effect on our business, results of operations and financial condition.

Our business is highly sensitive to corn prices, and we generally cannot pass on increases in corn prices to our customers.

Corn is the principal raw material we use to produce ethanol and distillers grains. Because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customers, and accordingly, rising corn prices tend to produce lower profit margins. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions (including droughts) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. For example, over the eleven-year period from 1996 through 2006, corn prices (based on Chicago Board of Trade, or CBOT, daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.45 per bushel during this period. On December 29, 2006, the CBOT price of corn was $3.90 per bushel.

In addition, increasing domestic ethanol capacity could boost demand for corn and result in increased corn prices. In 2005, corn bought by ethanol plants represented approximately 13% of the total corn supply for that year according to results reported by the National Corn Growers Association, and this percentage is expected to increase as additional ethanol capacity comes online. At a more local level, the price we pay for corn at any of our production facilities could also increase if another ethanol production facility were built in the same general vicinity or if we expand the production facility.

We may also have difficulty from time to time in purchasing corn on economical terms due to supply shortages. Any supply shortage could require us to suspend operations until corn became available at economical terms. Suspension of operations could have a material adverse effect on our business, results of operations and financial condition.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we utilize in the ethanol manufacturing process.

We rely upon third-parties for our supply of natural gas which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the five-year period from 2002 through 2006, based on New York Mercantile Exchange, Inc., or NYMEX, daily futures data, has ranged from a low of $1.91 per MMBTU, in 2002 to a high of $15.38 per MMBTU in 2005, averaging $6.21 per MMBTU during this period. On December 29, 2006, the NYMEX price of natural gas was $6.30 per MMBTU. These market conditions often are affected by factors beyond our control such as weather conditions (including hurricanes), overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Further, increases in natural gas prices could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in the selling price and production cost of gasoline may reduce our profit margins.

Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our business, future results of operations and financial condition may be materially adversely affected if gasoline demand or price decreases.

The price of distillers grains is affected by the price of other commodity products, such as soybeans, and decreases in the price of these commodities could decrease the price of distillers grains.

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Because the price of distillers grains is not tied to production costs, decreases in the price of distillers grains will result in us generating less revenue and lower profit margins. We sold $11.3 million of distillers grains for the period beginning May 1, 2006 and ending December 31, 2006. Platte Valley sold $3.3 million and $9.7 million of distillers grains for the period beginning January 1, 2006 and ending April 30, 2006 and for the year ended December 31, 2005, respectively. Currently, we produce modified wet distillers grains that contain 55% moisture at our Platte Valley facility, which historically sells at a lower price per ton than dried distillers grains that contain 10% moisture and typically have a longer shelf life than that of modified wet distillers grains. Our Woodbury facility produces both modified wet and dried distillers grains. Our Albert City facility produces both wet and dried distillers grains.

Our business is subject to seasonal fluctuations.

Our operating results are influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. In recent years, the spot price of corn tended to rise during the spring planting season in May and June and tended to decrease during the fall harvest in October and November. The price for natural gas however, tends to move opposite of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, our ethanol prices are substantially correlated with the price of unleaded gasoline. The price of unleaded gasoline tends to rise during the summer. Given our limited history, we do not know yet how these seasonal fluctuations will affect our results over time.

The use and demand for ethanol and its supply are highly dependent on various federal and state legislation and regulation, and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition.

Various federal and state laws, regulations and programs have led to increased use of ethanol in fuel. For example, certain laws, regulations and programs provide economic incentives to ethanol producers and users. Further, tariffs generally apply to the import of ethanol from other countries. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. In addition, certain state legislatures oppose the use of ethanol because they must ship ethanol in from other corn-producing states, which could significantly increase gasoline prices in the state.

The elimination or significant reduction in the federal ethanol tax incentive or the elimination or expiration of other federal or state incentive programs could have a material adverse effect on our business, results of operations and financial condition.

The cost of producing ethanol has historically been significantly higher than the market price of gasoline. The production of ethanol is made significantly more competitive with regular gasoline because of federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and is scheduled to expire (unless extended) in 2010. The federal ethanol tax incentives may not be renewed in 2010 or they may be renewed on different terms. In addition, the federal ethanol tax incentives, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. We may also receive benefits from other federal and state incentive programs. For example, historically, our Platte Valley facility has received incentive payments to produce ethanol from the United States Department of Agriculture, or USDA, under its Commodity Credit Corporation Bioenergy Program and from the State of Nebraska under its motor vehicle fuel tax credit program. Under these programs, Platte Valley received payments of approximately $8.2 million and $5.1 million in 2004 and 2005, respectively. The USDA program expired on June 30, 2006, and existing or future incentive programs may also expire or be eliminated. The elimination or significant reduction in the federal ethanol tax incentive or other programs benefiting ethanol could have a material adverse effect on our business, results of operations and financial condition.

The effect of the Renewable Fuels Standard, or RFS, in the recent Energy Policy Act of 2005 on the ethanol industry is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The recently enacted energy bill, however, eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our business, results of operations and financial condition. The legislation also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. In addition, the rules for implementation of the RFS and the energy bill are still under development.

The legislation did not include MTBE liability protection sought by refiners, and, in light of the risks of environmental litigation, many ethanol producers have anticipated that this will result in accelerated removal of MTBE and increased demand for ethanol. Refineries may use other possible replacement additives, such as iso-octane, iso-octene or alkylate. Accordingly, the actual demand for ethanol may increase at a lower rate than production for anticipated demand, resulting in excess production capacity in our industry, which could materially adversely affect our business, results of operations and financial condition.

Tariffs effectively limit imported ethanol into the U.S., and their reduction or elimination could undermine the ethanol industry in the U.S.

Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. There is, however, a special exemption from this tariff for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. ethanol production per year. Imports from the exempted countries may increase as a result of new plants in development. Since production costs for ethanol in these countries are significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell our ethanol.

We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration date in January 2009. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our business, results of operations and financial condition.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our business, results of operations and financial condition.

Under the Energy Policy Act of 2005, the U.S. Department of Energy, in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the U.S. EPA, determines that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. Any waiver of the RFS with respect to one or more states could adversely affect demand for ethanol and could have a material adverse effect on our business, results of operations and financial condition.

Various studies have criticized the efficiency of ethanol, which could lead to the reduction or repeal of incentives and tariffs that promote the use and domestic production of ethanol.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels. Other studies have suggested that corn-based ethanol is less efficient than ethanol produced from switch grass or wheat grain. If these views gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of these measures.

As more ethanol plants are built, ethanol production will increase and, if demand does not sufficiently increase, the price of ethanol and distillers grains may decrease.

According to the RFA, domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 5.6 billion gallons per year in March 2007. In addition, there is a significant amount of capacity being added to the ethanol industry. According to the RFA, as of December 2006, approximately 6.4 billion gallons per year of production capacity, an increase of 114% over current production levels, is currently under construction at 80 new and existing facilities. This capacity is being added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. If the ethanol industry has excess capacity, it could have a material adverse effect on our business, results of operations and financial condition.

Excess ethanol production capacity also may result from decreases in the demand for ethanol or increased imported supply, which could result from a number of factors, including regulatory developments and reduced gasoline consumption in the U.S. Reduced gasoline consumption could occur as a result of increased prices for gasoline or crude oil, which could cause businesses and consumers to reduce driving or acquire vehicles with more favorable gasoline mileage, or as a result of technological advances, such as the commercialization of engines utilizing hydrogen fuel-cells, which could supplant gasoline-powered engines. There are a number of governmental initiatives designed to reduce gasoline consumption, including tax credits for hybrid vehicles and consumer education programs. There is some evidence that reduced gasoline consumption has occurred in the recent past as gasoline prices have increased in the U.S.

In addition, because ethanol production produces distillers grains as a co-product, increased ethanol production will also lead to increased supplies of distillers grains. An increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers grain production. A decline in the price of distillers grain or the distillers grain market generally could have a material adverse effect on our business, results of operations and financial condition.

We face intense competition from competing ethanol and other fuel additive producers.

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from established producers of ethanol, including Archer Daniels Midland Company and Cargill, Inc., and from other companies that are seeking to develop large-scale ethanol plants and alliances. According to the RFA, as of December 2006, the top ten producers accounted for approximately 44% of the ethanol production capacity in the U.S., and based on the nameplate capacity of our Platte Valley, Woodbury, and Albert City facilities, we accounted for 4.4% of the ethanol production capacity in the U.S. A number of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller facilities which may not affect the local price of corn grown in the proximity to the facility as much as larger facilities like ours affect these prices. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in our industry consists of smaller-sized facilities.

We expect competition to increase as the ethanol industry becomes more widely known and demand for ethanol increases. Most new ethanol plants in development across the country are independently owned. In addition, various investors could heavily invest in ethanol production facilities and oversupply ethanol, resulting in higher raw material costs and lower ethanol price levels that could materially adversely affect our business, results of operations and financial condition.

We also face increasing competition from international suppliers. Although there is a tariff on foreign-produced ethanol (which is scheduled to expire in 2009) that is roughly equivalent to the federal ethanol tax incentive, ethanol imports equivalent to up to 7.0% of total domestic production from certain countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane and have cost structures that may be substantially lower than ours.

Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to attempt to compete more effectively, which could materially adversely affect our business, results of operations and financial condition.

We have a limited operating history and a history of losses, and our business may not be as successful as we envision.

We were incorporated in October 2004 and did not engage in any revenue producing activities until we acquired United Bio Energy, LLC on May 1, 2005. On April 30, 2006, we acquired our first operating ethanol plant and in May 2006, began recording revenues from our ethanol production activity. Accordingly, we have a limited operating history from which you can evaluate our business and prospects. For the period from October 28, 2004 (inception) through December 31, 2004, and for the year ended December 31, 2005, we incurred losses of $54,000 and $4.2 million, respectively. For the year ended December 31, 2006 we recorded net income of $20.4 million. Our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving conditions, such as the ethanol market, where supply and demand may change significantly in a short amount of time.

Some of these risks relate to our potential inability to:

•	effectively manage our business and operations;

•	recruit and retain key personnel;

•	successfully maintain our low-cost structure as we expand the scale of our business;

•	manage rapid growth in personnel and operations;

•	develop new products that complement our existing business; and

•	successfully address the other risks described throughout this Annual Report on Form 10-K.

If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected, and we may continue to incur operating losses in the future.

Potential future acquisitions could be difficult to find and integrate, divert the attention of key personnel, disrupt our business, dilute shareholder value and adversely affect our financial results.

As part of our business strategy, we may consider acquisitions of other businesses, building sites, production facilities, storage or distribution facilities and selected infrastructure. There is no assurance, however, that we will determine to pursue any of these opportunities or that if we determine to pursue them that we will be successful.

Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and workforce of the target and realizing the anticipated synergies of the combined businesses;

•	difficulties in supporting and transitioning customers, if any, of the target company or assets;

•	diversion of financial and management resources from existing operations;

•	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

•	risks of entering new markets or areas in which we have limited or no experience or are outside our core competencies;

•	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the products of the target; and

•	inability to generate sufficient revenue to offset acquisition costs.

We also may pursue acquisitions through joint ventures or partnerships. Partnerships and joint ventures typically involve restrictions on actions that the partnership or joint venture may take without the approval of the partners. These types of provisions may limit our ability to manage a partnership or joint venture in a manner that is in our best interest but is opposed by our other partner or partners.

Future acquisitions may involve the issuance of our equity securities as payment or in connection with financing the business or assets acquired, and as a result, could dilute the ownership interests of current stockholders. In addition, consummating these transactions could result in the incurrence of additional debt and related interest expense, as well as unforeseen liabilities, all of which could have a material adverse effect on our business, results of operations and financial condition. The failure to successfully evaluate and execute acquisitions or otherwise adequately address the risks associated with acquisitions could have a material adverse effect on our business, results of operations and financial condition.

Growth in the sale and distribution of ethanol is dependent on the changes in and expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure by persons and entities outside our control will be required for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	additional rail capacity;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of refining and blending facilities to handle ethanol;

•	growth in service stations equipped to handle ethanol fuels; and

•	growth in the fleet of flexible fuel vehicles capable of using e85 fuel.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes in or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our business, results of operations or financial condition. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business, results of operations and financial condition.

We engage in hedging transactions which involve risks that can harm our business.

In an attempt to offset some of the effects of volatility of ethanol prices and costs of commodities, we may enter into cash fixed-price contracts to sell a portion of our ethanol and distillers grains production or purchase a portion of our corn or natural gas requirements. We may use exchange-traded futures contracts and options to manage commodity risk. The impact of these activities depends upon, among other things, the prices involved and our ability to sell sufficient products to use all of the corn and natural gas for which we have futures contracts. Hedging arrangements also expose us to the risk of financial loss in situations where the other party to the hedging contract defaults on its contract or, in the case of exchange-traded contracts, where there is a change in the expected differential between the underlying price in the hedging agreement and the actual prices paid or received by us. Hedging activities can themselves result in losses when a position is purchased in a declining market or a position is sold in a rising market. A hedge position is often settled in the same time frame as the physical commodity is either purchased (corn and natural gas) or sold (ethanol). We may experience hedging losses in the future. We also vary the amount of hedging or other price mitigation strategies we undertake, and we may choose not to engage in hedging transactions at all and, as a result, our business, results of operations and financial condition may be materially adversely affected by increases in the price of corn or natural gas or decreases in the price of ethanol.

Operational difficulties at our plants could negatively impact our sales volumes and could cause us to incur substantial losses.

Our operations are subject to labor disruptions, unscheduled downtime and other operational hazards inherent in our industry, such as equipment failures, fires, explosions, abnormal pressures, blowouts, pipeline ruptures, transportation accidents and natural disasters. Some of these operational hazards may cause personal injury or loss of life, severe damage to or destruction of property and equipment or environmental damage, and may result in suspension of operations and the imposition of civil or criminal penalties. Our insurance may not be adequate to fully cover the potential operational hazards described above or we may not be able to renew this insurance on commercially reasonable terms or at all.

Moreover, our plants may not operate as planned or expected. All of our plants have or will have a specified nameplate capacity which represents the production capacity specified in the applicable design-build agreement. The builder generally tests the capacity of the plant during the start of its operations. But based on our experience in operating similar plants, we generally expect our plants to produce in excess of their nameplate capacity. The operation of our plants is and will be, however, subject to various uncertainties relating to our ability to implement the necessary process improvements required to achieve these increased production capacities. As a result, our plants may not produce ethanol and distillers grains at the levels we expect. In the event any of our plants do not run at their nameplate or our increased expected capacity levels, our business, results of operations and financial condition may be materially adversely affected.

We may be adversely affected by environmental, health and safety laws, regulations and liabilities.

We are or will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In particular, each ethanol plant we intend to operate will be subject to environmental regulation by the state in which the plant is located and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

In addition, to construct and operate our ethanol plants, we will need to obtain and comply with a number of permit requirements. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. For example, we are currently facing increased construction costs for our Janesville, Minnesota project in order to meet unanticipated water discharge requirements and expect to incur additional construction costs of approximately $5 to $6 million in order to meet these requirements. Permit conditions could also restrict or limit the extent of our operations. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct our ethanol plants. Failure to obtain and comply with all applicable permits and licenses could halt our construction and could subject us to future claims.

Environmental issues, such as contamination and compliance with applicable environmental standards could arise at any time during the construction and operation of our ethanol plants. If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent construction or operation of our ethanol plants. This would significantly increase the cost of these projects.

We may be liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties, including our employees and property owners or residents near our plants, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, employees, property owners or residents near our ethanol plants could object to the air emissions or water discharges from our ethanol plants. Ethanol production has been known to produce an unpleasant odor. Environmental and public nuisance claims or toxic tort claims could be brought against us as a result of this odor or our other releases to the air or water. Some of these matters may require us to expend significant resources for investigation, cleanup, installation of control technologies or other compliance-related items, or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. For example, federal and state environmental authorities have recently been investigating alleged excess volatile organic compounds and other air emissions from certain U.S. ethanol plants. Present and future environmental laws and regulations (and interpretations thereof) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our business, results of operations and financial condition.

The hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims by third-parties or damage to property owned by us or by third-parties. As protection against operating hazards, we intend to maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured events, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury to third-parties or damage to property owned by us or third-parties or other losses that are not fully covered by insurance could have a material adverse effect on our business, results of operations and financial condition.

We do not own or control some of the assets we depend on to operate our business.

We are generally contractually obligated to sell 100% of the ethanol we produce at all of our existing and future plants to Provista, an entity in which we only own a 50% equity interest. The other 50% is owned by CHS, Inc. Provista is governed by an amended and restated operating agreement, which provides for the designation of a manager to manage its business and affairs. Pursuant to the amended and restated operating agreement and the related management agreement, we, along with CHS, designated CHS as the manager of Provista. The management agreement provides CHS with broad authority to manage the business of Provista, subject to certain actions that CHS may not take without prior written approval of Provista. Because we do not manage Provista, our ability to control the marketing of our ethanol is limited, and we may be prevented from taking actions with respect to the marketing of our ethanol that we believe to be in our own best interests.

In addition, Provista leases approximately 1,035 railcars and employs the personnel upon which we rely to sell our ethanol. Our marketing agreement with Provista has an initial term through November 30, 2007, and thereafter will automatically renew for one-year additional terms, unless either party provides the other with ninety days written notice of non-renewal. Moreover, pursuant to the amended and restated operating agreement, beginning on April 1, 2009, either member of Provista may initiate a buy-sell mechanism. Under this mechanism, after receiving notice of the initiation of the buy-sell mechanism, the non-initiating member must elect to either sell all of its interests in Provista to the initiating member or purchase all of the initiating member’s interest in Provista, in each case, at a purchase price not less than a specified multiple of Provista’s EBITDA. If our marketing agreement with Provista is terminated, or if we lose all of our interests in Provista pursuant to the buy-sell mechanism, we may be unable to obtain replacement third-party marketing services on similar terms or at all or to acquire the railcars and develop the necessary internal resources to market our ethanol directly, and as a result, any such termination or loss of all of our interests in Provista could have a material adverse effect on our business, results of operations and financial condition.

In addition, in connection with the development of future ethanol plants, we may enter into joint venture arrangements with third-party entities to own and operate such facilities. For example, we recently formed a joint venture with Big River Resources, LLC to construct a 100 mmgy ethanol plant near Grinnell, Iowa. Under the terms of this arrangement we will each own 50% of the entity that will own the facility. If we own less than 100% of the entities that operate certain of our ethanol plants, we may be limited in our ability to operate the plant in a manner that maximizes benefits for us.

As we expand our ethanol production business, we may become limited in our ability to provide services to third-party ethanol producers.

We provide ethanol and distillers grains marketing, grain procurement, risk consulting and facilities management services to third-party ethanol producers. In the past, our services business was our sole source of revenue. As we expand our ethanol production business, third-party ethanol producers may desire to terminate their existing service arrangements with us due to competitive concerns. Similarly, it may become more difficult for us to attract new customers to our services business. If existing customers terminate their arrangements with us, or if potential customers increasingly refuse to engage our services, our business, results of operations and financial condition may be materially adversely affected.

Disruptions to infrastructure, or in the supply of fuel, natural gas or water, could materially and adversely affect our business.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters or human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plants to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.

Our business also depends on the continuing availability of raw materials, including fuel and natural gas. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive. Significant amounts of fuel and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains. A serious disruption in supplies of fuel or natural gas, including as a result of delivery curtailments to industrial customers due to extremely cold weather, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our production facilities, increase our production costs and could have a material adverse effect on our business, results of operations and financial condition.

Our ethanol production facilities also require a significant and uninterrupted supply of water of suitable quality to operate. If there is an interruption in the supply of water for any reason, we may be required to halt production at one or more of our ethanol production facilities. If production is halted at one or more of our facilities for an extended period of time, it could have a material adverse effect on our business, results of operations and financial condition.

Our historical financial information is not comparable to our current financial condition and results of operations.

We did not engage in any revenue producing activities from our inception on October 28, 2004 until we acquired UBE on May 1, 2005. As a result, our results of operations for periods subsequent to our acquisition of UBE are not comparable to our results of operations for prior periods.

We also did not produce any ethanol during 2004 or 2005, and all of our revenue producing operating results during 2005 were attributable to the conduct of our services business after the consummation of the UBE acquisition on May 1, 2005.

We acquired our first operating ethanol plant, Platte Valley, on April 30, 2006, and effective May 1, 2006, we began recognizing revenue from the production of ethanol. As a result, our results of operations for periods subsequent to our acquisition of Platte Valley are not comparable to our results of operations for prior periods. Moreover, in September 2006, our Woodbury facility began its operations. In November 2006, we completed the expansion of our Platte Valley facility and in December 2006, we began production at our Albert City facility. We currently have five other plants under construction. As a result of the expansion of our ethanol production business, we expect that the primary source of our future revenue will be the sale of ethanol and distillers grains. To the extent we acquire or develop additional production capacity, the comparability of our results of operations will be further limited.

Accordingly, our historical financial information and financial information for periods in which we experience a significant expansion of our ethanol production capacity may be of limited use in evaluating our financial performance and comparing it to other periods.

Our management’s time and attention will be divided among our ethanol plants, and our ethanol plants will be part of one common management strategy.

Our business model calls for us to form wholly-owned business entities to own each of our ethanol plants, which will be managed by a centralized management team. The demands on our management’s time from one ethanol plant may, from time to time, compete with the time and attention required for the operation of other ethanol plants. This division of our management’s time and attention among our ethanol plants may make it difficult for us to realize the maximum return from any one plant. Further, to reduce expenses and create efficiencies, we intend to manage each of our ethanol plants in a similar manner. This common management strategy may also result in difficulties in achieving the maximum return from any one plant. If our common management strategy is not successful or if we are not able to address the unique challenges of each ethanol plant, the impact of this arrangement likely will be spread among all of our ethanol plants, resulting in greater potential harm to our business than if each ethanol plant were operated independently.

Competition for qualified personnel in the ethanol industry is intense and we may not be able to hire and retain qualified personnel to operate our ethanol plants.

Our success depends in part on our ability to attract and retain competent personnel. For each of our plants, we must hire qualified managers, engineers, operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry is intense, and we may not be able to attract and maintain qualified personnel. If we are unable to hire and maintain productive and competent personnel, our expansion strategy may be adversely affected, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our ethanol plants and execute our business strategy.

Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher-quality ethanol, and if we are unable to adopt or incorporate technological advances into our operations, our proposed ethanol plants could become uncompetitive or obsolete.

We expect that technological advances in the processes and procedures for processing ethanol will continue to occur. It is possible that those advances could make the processes and procedures that we intend to utilize at our ethanol plants less efficient or obsolete, or cause the ethanol we produce to be of a lesser quality. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than those of our competitors, which could cause our ethanol plants to become uncompetitive.

Ethanol production methods are also constantly advancing. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical or thermal process, rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, which could make our ethanol plants obsolete. Modifying our plants to use the new inputs and technologies will likely require material investment.

In addition, alternative fuels, additives and oxygenates are continually under development. Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol. It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol and our business, results of operations and financial condition may be materially adversely affected.

Our existing debt financing agreements contain and our future debt financing agreements may contain restrictive covenants that limit distributions and impose restrictions on the operation of our business. Our failure, or the failure of any of our subsidiaries, to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

We will need a significant amount of additional debt financing to complete our projects and operate our ethanol plants following construction, but we may not be able to obtain additional debt financing on acceptable terms or at all.

The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things:

•	Limiting our ability to obtain additional debt or equity financing;

•	Making us vulnerable to increases in prevailing interest rates;

•	Placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors;

•	Subjecting all or substantially all of our assets to liens, which means that there may be no assets left for shareholders in the event of a liquidation;

•	Limiting our ability to adjust to changing market conditions, which could make us more vulnerable to a downturn in the general economic conditions of our business; and

•	Limiting our ability to make business and operational decisions regarding our business and our subsidiaries, including, among other things, limiting our ability to pay dividends to our shareholders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

The terms of our existing debt financing agreements contain, and any future debt financing agreement we enter into may contain, financial, maintenance, organizational, operational and other restrictive covenants. If we are unable to comply with these covenants or service our debt, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition. Our debt arrangements may also include subordinated debt, which may contain even more restrictions and be on less favorable terms than our senior debt. To secure subordinated debt, we may have to give the lender warrants, put rights, conversion rights, the right to take control of our business in the event of a default or other rights and benefits as the lender may require.

We may secure our debt financing directly or through the wholly-owned subsidiary entities we have established to operate each of our ethanol plants. Regardless of the structure, our debt financing arrangements will contain various covenants and agreements and may contain cross-acceleration and cross-default provisions. Under these provisions, a default or acceleration of one debt agreement will result in the default and acceleration of our other debt agreements (regardless of whether we were in compliance with the terms of such other debt agreements), providing the lenders under such other debt agreements has the right to accelerate the obligations due under such other debt agreements. Accordingly, a default, whether by us or any of our subsidiaries, could result in all of our outstanding debt becoming immediately due and payable. The application of cross-acceleration or cross-default provisions means that our compliance, and our subsidiaries’ compliance, with applicable debt covenants and agreements will be interdependent and one default (including a default by one of our subsidiaries) could have a material adverse effect on our business, results of operations and financial condition.

Our management and auditors have identified material weaknesses in the design or operation of our internal controls that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

With respect to the audit of our 2006 financial statements, our independent registered public accounting firm issued a letter to our audit committee in which they identified a material weakness related to the financial close process. Our auditors defined a “material weakness” as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or a combination of control deficiencies, that adversely affects an entity’s ability to initiate, authorize, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected.

There were adjustments to our financial statements and other factors during the course of our 2006 audit which impacted our closing process and delayed the preparation of our consolidated financial statements, including all required disclosures, in a timely manner. The audit adjustments to our original trial balance impacted net income and a number of balance sheet accounts. The most significant of these entries were to adjust capitalized interest and deferred income taxes. In addition, several of these adjustments were not identified until over two months after our year end. These deficiencies constituted a material weakness in our financial close process.

Our auditors recommended that we continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. Our auditors further recommended that we enhance and test our year-end financial close process during the quarterly Form 10-Q preparation process in 2007.

With respect to our 2005 audit, our auditors identified a material weakness relating to our accounting for certain of our business transactions. During 2005, we entered into numerous transactions which had complex accounting ramifications, including business combination, stock based compensation, lease, plant construction and debt restructuring transactions. Due to our inability to identify or properly record these transactions in a timely manner, numerous audit adjustments were required. Our auditors recommended that we provide additional resources to accounting personnel and that we implement additional control procedures.

With respect to our 2004 audit, our auditors identified a reportable condition relating to the inadequate segregation of accounting and financial duties within US Bio Resource Group, the company that provided us with management and administrative services, including accounting services. On November 17, 2005, we terminated the administrative services agreement with US Bio Resource Group.

In connection with Platte Valley’s 2004 audit, its auditors identified internal control deficiencies relating to the separation of accounting functions, the duties of Platte Valley’s controllers and Platte Valley’s accounting procedures manual. We acquired Platte Valley on April 30, 2006.

In response to these matters, we have implemented an internal audit function, and our board of directors established an audit committee. In addition we are in the process of upgrading our systems, implementing additional financial and management controls, and reporting systems and procedures. We have hired a new chief financial officer, a tax director, and additional accounting, internal audit and finance staff. We are also currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our general computer controls and business processes. We are currently in the process of formalizing an internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.

If the remedial policies and procedures we are implementing are insufficient to address the identified material weakness, or if additional significant deficiencies or material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting,” which will be required once the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us.

As a result of our IPO in December 2006, we are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

As a result of our IPO, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. These reporting and other obligations will place significant demands on our management, administrative, operational, internal audit and accounting resources. Until just before our IPO, we did not have an internal audit function or a standing audit committee. We are in the process of upgrading our systems, implementing additional financial and management controls, reporting systems and procedures, implementing an internal audit function and hiring additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to us could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, results of operations and financial condition.

We are a holding company, and there are limitations on our ability to receive distributions from our subsidiaries.

We conduct all of our operations through subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. Moreover, substantially all of our subsidiaries are currently, or are expected in the future to be, limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.

Certain of our shareholders exert significant influence over us. Their interests may not coincide with our or the interests of our stockholders, and they may make decisions with which we or our stockholders may disagree.

Gordon Ommen, our chief executive officer, Ron Fagen and CHS Inc. beneficially own approximately 21.08%, 21.06% and 21.22% of our outstanding common stock, respectively, and our officers, directors and principal shareholders, i.e., shareholders holding more than 5% of our common stock, including Gordon Ommen, Ron Fagen and CHS Inc., together control approximately 67.8% of our outstanding common stock. As a result, these shareholders, acting individually or together, could significantly influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

The interests of these shareholders may not coincide with our interests or the interests of our shareholders. For instance, Capitaline Advisors, LLC, a private equity investment management firm specializing in renewable energy investments which is 100% owned and controlled by Gordon Ommen, and Fagen, Inc., the leading builder of ethanol plants in the U.S. which is owned and controlled by Ron Fagen, have invested and may continue to invest in a number of other ethanol producers. For example, Capitaline Advisors currently has an investment in Big River Resources, LLC, our joint venture partner for the Grinnell facility. As a result of these and other potential conflicting interests, these existing shareholders may make decisions with respect to us with which we or our stockholders may disagree.

The market price of our common stock may be volatile.

Securities markets worldwide experience significant price and volume fluctuations, in response to general economic and market conditions and their effect on various industries. This market volatility could cause the price of our common stock to decline significantly without regard to our operating performance. In addition, the market price of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of public market analysts and investors. The volatility in our stock price could be based on various factors, including:

•	actual or anticipated fluctuations in our operating results;

•	actual or anticipated changes in our growth rates or our competitors’ growth rates;

•	conditions in our industry generally;

•	conditions in the financial markets in general or changes in general economic conditions;

•	our ability to raise additional capital;

•	changes in market prices for ethanol, distillers grains or our raw materials, such as corn or natural gas;

•	the expiration, on or about June 13, 2007, of the lock-up agreements that our directors, executive officers and certain shareholders (who, in the aggregate, beneficially own 77.6% of our outstanding common stock) entered into in connection with our IPO and sales of a substantial number of these shares in the public market, or the perception that these sales could occur, and;

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

We have used the words “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” and similar words or phrases, including references to assumptions, to identify forward-looking statements in this Annual Report on Form 10-K, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Annual Report on Form 10-K. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this Annual Report on Form 10-K.

Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk factors” and elsewhere in this Annual Report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-K. As stated elsewhere in this document, such factors include, among others:

•	our ability to implement our expansion strategy as planned or at all;

•	the volatility and uncertainty of commodity prices;

•	changes in current legislation or regulations that affect ethanol supply and demand;

•	changes in ethanol supply and demand;

•	our ability to compete effectively in the industry;

•	our limited operating history and history of operating losses;

•	our ability to successfully locate and integrate future acquisitions;

•	development of infrastructure related to the sale and distribution of ethanol;

•	the results of our hedging transactions;

•	operational difficulties at our ethanol plants;

•	the adverse effect of environmental, health and safety laws, regulations and liabilities;

•	our less than 100% ownership of and control over certain assets used in our business;

•	our ability to provide services to competing third-party producers;

•	disruptions to infrastructure or in the supply of raw materials;

•	the limited use of our historical financial information in evaluating our performance;

•	the division of our management’s time and energy among our different ethanol plants;

•	competition for qualified personnel in the ethanol industry;

•	our ability to keep pace with technological advances;

•	the restrictive covenants in our debt financing agreements;

•	the material weakness and reportable conditions identified in our internal controls;

•	we are subject to financial reporting and other requirements for which we may not be adequately prepared;

•	our status as a holding company;

•	certain of our shareholders could exert significant influence over us; and

•	the market price of our common stock may be volatile.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information regarding our ethanol plants and other material facilities as of December 31, 2006, is set forth below:

Owned, Joint
Facility Name	Location	Venture or Leased

Plants in Operation:(1)
Platte Valley	Central City, Nebraska	O
Woodbury	Lake Odessa, Michigan	O
Albert City	Albert City, Iowa	O
Plants under Construction:(1)
Ord	Ord, Nebraska	O
Hankinson	Hankinson, North Dakota	O
Dyersville	Dyersville, Iowa	O
Grinnell	Grinnell, Iowa(2)	JV
Janesville	Janesville, Minnesota(3)	O
Other Properties:
Principal executive offices	Inver Grove Heights, Minnesota	L
Office space	Brookings, South Dakota	L
UBE office space	Wichita, Kansas	L

1)	All of our ethanol plants in operation or under construction are subject to encumbrance under the debt financing agreements used to finance the construction of the applicable plants. For a brief description of our debt financing agreements, see “Liquidity and Capital Resources” in Item 7. Additional information regarding the capacities of our ethanol plants is included in Item 1. “Business.”

2)	Represents 50% of the 100 mmgy ethanol production capacity of the planned Grinnell facility. In February 2007, we entered into an operating agreement with Big River Resources, LLC to jointly develop this facility. Under the terms of this agreement, we will each own a 50% interest in the Grinnell facility. Site work at our Grinnell facility is currently in progress, however due to pending lawsuits relating to zoning issues at the facility, the ability to secure debt financing for the Grinnell facility has been delayed. As a result, a date has not been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell facility.

3)	Construction on the Janesville, Minnesota facility began in January 2007.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation and administrative proceedings which arise in the ordinary course of our business. In December 2006, a former equity holder of Platte Valley, which we acquired in April 2006, asserted claims against us, Ron Fagen and an entity controlled by Mr. Fagen relating to our acquisition of Platte Valley alleging, among other things, fraud and breach of fiduciary duty. We believe the claims lack merit. We do not believe that any of the matters in which we are currently involved, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

A special shareholders meeting of was held on October 5, 2006, for the purpose of the following:

•	to increase the authorized indebtedness of the Company to an amount not to exceed $5 billion outstanding at any one time, such indebtedness to be in such form and have such terms and conditions as determined by the Board of Directors from time to time in its discretion;

•	to increase the authorized capital stock of the Company to 750,000,000 shares of common stock and 75,000,000 shares of preferred stock; and

•	to ratify, confirm, approve, authorize and adopt in all respects all prior increases in the authorized indebtedness and capital stock of the Company.

There were 56,228,433 shares entitled to vote at the meeting of which, the holders of 43,403,927 shares were represented at the meeting, either by proxy or in person. The votes with respect to each of these proposals were: 43,403,927 shares voted for the proposals, no shares voted against the proposals and no shares abstained.

A special shareholders meeting was held on December 8, 2006, for the following purposes:

•	to approve the Second Amended and Restated Article of Incorporation of the Company, which amend and restate the previously amended and restated Articles of Incorporation in their entirety to, among other things, effect the reverse stock split of the Company’s outstanding common stock in a split ratio of 1 for 4;

•	to approve the adoption of the Company’s 2006 Stock Incentive Plan; and

•	to approve the adoption of the Company’s 2006 Employee Stock Purchase Plan.

There were 56,234,308 shares entitled to vote at the meeting of which, the holders of 42,165,177 shares were represented at the meeting, either by proxy or in person. The votes with respect to each of these proposals were: 42,165,177 shares voted for the proposals, no shares voted against the proposals and no shares abstained.

EXECUTIVE OFFICERS

The table below lists our current executive officers.

Name	Age	Position

Gordon W. Ommen	48	Chief Executive Officer, Chairman of the Board and President
Richard K. Atkinson	55	Senior Vice President and Chief Financial Officer
Chad D. Hatch	37	Vice President of Corporate Development
Kim Y. Regenhard	49	Vice President of Human Resources and Communications
Gregory S. Schlicht	35	Vice President, General Counsel and Corporate Secretary

Each officer serves at the discretion of our Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

The following sets forth certain biographical information with respect to our executive officers:

Gordon W. Ommen

Mr. Ommen has served as our Chief Executive Officer since our inception in October 2004 and as Chairman of our Board since April 2005. Mr. Ommen also served as our President from our inception to February 2006. In March 2007, Mr. Ommen reassumed the responsibilities of President. Until December 2005, Mr. Ommen served as the President of Capitaline Advisors, LLC, a private equity investment management firm specializing in renewable energy investments and one of our principal shareholders. Mr. Ommen founded Capitaline Advisors in December 2002. Prior to founding Capitaline Advisors, Mr. Ommen served as President, Chief Executive Officer and Director of Fishback Financial Corporation, a multi-bank holding company located in Brookings, South Dakota, from 1991 to 2003. From 1997 to 2003, Mr. Ommen also served as President and Director of First National Venture Capital, Inc., a venture capital subsidiary of First National Bank, a bank located in Brookings, South Dakota.

Richard K. Atkinson

Mr. Atkinson has served as our Senior Vice President and Chief Financial Officer since June 2006. Prior to joining us, Mr. Atkinson served as Vice President, Chief Financial Officer and Secretary of Pope & Talbot, Inc., a manufacturer of wood products and pulp, since December 2003. From December 2002 to December 2003, Mr. Atkinson served as Chief Financial Officer of Sierra Pacific Resources, a utilities holding company. Mr. Atkinson also served as Vice President and Treasurer of Sierra Pacific Resources from December 2000 to December 2003.

Chad D. Hatch

Mr. Hatch currently serves as our Vice President of Corporate Development. Mr. Hatch had served as our Vice President of Finance and Treasurer from May 2006 to December 2006. Mr. Hatch also served as our Vice President and Chief Financial Officer from January 2005 to May 2006. From January 2005 to December 2005, Mr. Hatch served as the Vice President of Capitaline Advisors, LLC, a private equity investment management firm specializing in renewable energy investments and one of our principal shareholders. Prior to joining Capitaline Advisors, Mr. Hatch served as an Investment Manager of various portfolio companies for Bluestem Capital Company, a private equity firm based in Sioux Falls, South Dakota, from May 2001 to December 2004. Mr. Hatch also worked for McGladrey and Pullen, our independent auditors, as a Certified Public Accountant from December 1999 to May 2001. Mr. Hatch is also a former US Army Officer who was based at Ft. Carson, Colorado where he served in a number of tank platoon leader positions, including leading an M1A1 tank platoon.

Kim Y. Regenhard

Ms. Regenhard has served as our Vice President of Human Resources and Communications since November 2006. Prior to joining us, Ms. Regenhard served as Chief Executive Officer of RiverStone Journals, a private company she formed in January 2006, which markets journals used by cancer patients. Ms. Regenhard also served as Vice President, Human Capital for Ovations, Inc., a health and well-being services provider and a subsidiary of UnitedHealth Group Incorporated from January 2004 to December 2005. From January 1993 to December 2003, Ms. Regenhard served as Vice President of Human Resources for AT&T Wireless Services Inc., a wireless communications service provider. Ms. Regenhard also worked for NCR, a technology company specializing in solutions for the retail and financial industries, from October 1981 to January 1993.

Gregory S. Schlicht

Mr. Schlicht has served as our Vice President, General Counsel and Corporate Secretary since joining our company in July 2006. Prior to joining us, Mr. Schlicht served as Corporate Counsel of Westar Energy, Inc., an electric utility, since July 2003. From July 2000 to July 2003, Mr. Schlicht served as Corporate Counsel of Aquila, Inc., a gas and electric utility. Mr. Schlicht has also worked at the law firm of Blackwell Sanders Peper Martin LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION FOR COMMON STOCK

Our common stock began trading on the Nasdaq Global Market under the symbol “USBE” on December 15, 2006. The following table sets forth the range of high and low sales prices of our common stock as quoted by the Nasdaq Global Market for the periods indicated.

2006	High	Low

Fourth quarter (from December 15, 2006)	$17.37	$14.05

As of March 15, 2007, we had approximately 439 shareholders of record.

DIVIDEND POLICY

The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial position, among other factors. We expect to retain all of our earnings to finance the expansion and development of our business. We have not paid, and we currently have no plans to pay, cash dividends to our shareholders. The existing debt financing agreements of our subsidiaries limit their ability to pay dividends to us, and in turn may restrict our ability to pay dividends to our shareholders. In the future, we may enter into debt financing or other agreements that also limit our ability to pay dividends to our shareholders or limit the ability of our existing and future subsidiaries to pay dividends to us.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

In connection with our IPO on December 15, 2006, our Registration Statements on Form S-1 (Registration Nos. 333-136279 and 333-139364) became effective. A total of 11,500,000 shares of our commons stock were registered pursuant to the Registration Statements. Pursuant to these Registration Statements, we sold an aggregate of 11,500,000 shares of common stock, including 1,500,000 shares sold pursuant to an option granted to the underwriters to cover over-allotments. The initial closing of the offering occurred on December 20, 2006, and the closing of the over-allotment option occurred on December 28, 2006. The underwriters of the offering were UBS Securities LLC, Piper Jaffray & Co., William Blair & Company, L.L.C. and A.G. Edwards & Sons, Inc.

The IPO price was $14.00 per share. We received total net proceeds of $149.7 million, after deduction of underwriting discounts and commissions of $11.3 million. We incurred approximately $16.2 million in other expenses related to the offering. No payments for expenses were made to our directors, officers, ten percent shareholders or affiliates.

As of December 31, 2006, we had applied the $149.7 million of net proceeds we received from the offering as follows (dollars in millions):

Repayment of subordinated credit facilities	$6.8
Construction of facilities	8.2	(1)
Temporary money market investments	134.7

1)	Proceeds were used to fund construction costs at our Hankinson, Janesville and Dyersville facilities. Of this amount, $7.2 million was paid to Fagen, Inc., one of our largest shareholders, primarily for mobilization at the site of our Hankinson facility.

Item 6.	Selected Financial Data

We were incorporated in South Dakota on October 28, 2004. On May 1, 2005, we acquired all of the outstanding membership interests of United Bio Energy, LLC and became the successor to United Bio Energy for SEC reporting purposes. On January 1, 2004, ICM Marketing, Inc. transferred its operations to United Bio Energy, which became the successor to ICM Marketing for SEC reporting purposes. As a result, the selected financial data include the activities of the two predecessor companies and US BioEnergy, the successor company, as of and for the periods presented.

The statements of operations and cash flows data for 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 are derived from audited financial statements included elsewhere in this report. The statement of operations data and cash flows for 2003 and the balance sheet data as of December 31, 2004 and 2003 are derived from audited financial statements not included in this report. The 2002 data is derived from unaudited financial statements not included in this report.

The information contained in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

			United		United	ICM
			Bio Energy	US BioEnergy	Bio Energy	Marketing
			(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
	US BioEnergy (Successor)		January 1 to	October 28 to
	Years Ended December 31,		April 30,	December 31,	Years Ended December 31,
	2006	2005	2005	2004	2004	2003	2002
							(Unaudited)
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues
Product sales	$111,966	$9,633	$3,592	$—	$30,777	$34,107	$24,738
Services and commissions	8,839	6,782	2,849	—	4,876	1,057	626
Other revenue	3,730	—	—	—	—	—	—

Total revenues	124,535	16,415	6,441	—	35,653	35,164	25,364

Cost of goods sold
Cost of product sales	73,177	9,467	3,489	—	30,412	33,747	24,465
Cost of services and commissions	5,190	3,520	2,926	—	3,209	968	773

Total cost of goods sold	78,367	12,987	6,415	—	33,621	34,715	25,238

Gross profit	46,168	3,428	26	—	2,032	449	126
Selling, general and administrative expenses	27,089 (1)	8,016	1,043	55	2,714	682	379

Operating income (loss)	19,079	(4,588)	(1,017)	(55)	(682)	(233)	(253)
Other income (expense):
Interest expense	(2,076)	(467)	(119)	—	(219)	(74)	(142)
Interest income	2,436	319	—	1	—	—	—
Other income	9,814	104	—	—	54	—	—
Equity in net income of unconsolidated subsidiary	456	—	—	—	—	—	—
Minority interest in net loss of subsidiary	391	—	—	—	—	—	—

Income (loss) before income taxes	30,100	(4,632)	(1,136)	(54)	(847)	(307)	(395)
Income tax (expense) benefit	(9,668)	401	—	—	—	—	—

Net income (loss)	$20,432	$(4,231)	$(1,136)	$(54)	$(847)	$(307)	$(395)

			United		United	ICM
			Bio Energy	US BioEnergy	Bio Energy	Marketing
			(Predecessor)	(Successor)	(Predecessor)	(Predecessor)
	US BioEnergy (Successor)		January 1 to	October 28 to
	Years Ended December 31,		April 30,	December 31,	Years Ended December 31,
	2006	2005	2005	2004	2004	2003	2002
							(Unaudited)
	(In thousands, except per share data)

Per Share Data:
Earnings (loss) per common shares(2)
Basic	$0.41	$(0.38)		$(0.07)
Diluted	$0.41	$(0.38)		$(0.07)
Weighted average common shares(2)
Basic	49,522	11,182		808
Diluted	50,440	11,182		808

	US BioEnergy		United Bio Energy
	(Successor)		(Predecessor)		ICM Marketing (Predecessor)
	December 31,
	2006	2005	2004	2004	2003	2002
						(Unaudited)
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$170,099	$40,450	$758	$412	$716	$878
Working capital (deficit)	168,008	34,980	560	(692)	383	(194)
Total assets	733,790	156,822	1,391	22,641	9,486	8,007
Debt(3)	150,074	6,565	—	6,671	1,368	958
Shareholders’ equity (deficit)	484,378	102,450	1,192	703	(1)	1
Statement of Cash Flows Data:
Capital expenditures	206,010	53,388	441	682	188	38
Depreciation and amortization	7,518	809	—	—	—	—

1)	On May 23, 2006, we terminated a financial advisory services agreement with Capitaline Advisors, LLC. In connection with this termination, we paid Capitaline Advisors a termination fee of $4.8 million, which we expensed in the second quarter of 2006.

2)	Due to the significant change in capital structure at the closing of our May 1, 2005 acquisition of United Bio Energy, the predecessor amount has not been presented because it is not considered comparable to the amounts for US BioEnergy.

3)	Represents total debt, including short-term notes payable and any amounts outstanding under our senior secured credit facilities

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors.”

OUR COMPANY

We are one of the largest producers of ethanol in the United States. Our primary products are ethanol and distillers grains, which we derive from corn. Ethanol is clean-burning, renewable fuel, which is blended with gasoline and acts as an octane enhancer, clean air additive and fuel extender. We sell ethanol to refining and marketing companies in the U.S. primarily as a gasoline additive, through Provista Renewable Fuels

Marketing, LLC (Provista), our ethanol marketing joint venture. We currently sell our distillers grains to livestock operators and marketing companies in the U.S. We also market distillers grains and provide facilities management and services to other ethanol producers.

We were incorporated in South Dakota in October 2004. Since our formation, we have focused on building the necessary resources, infrastructure and production capacity to reach our goal of becoming one of the leading ethanol producers in the U.S.

We have one reportable segment, our Production segment, with other activities reported in the All Other category. Our Production segment includes our facilities that are either currently manufacturing ethanol or are being constructed for that purpose. We currently own and operate three ethanol production facilities, which have combined production capacity of 250 million gallons per year. We have five plants under construction, which when complete, will have combined production capacity of 400 mmgy. Site work at our Grinnell facility, which represents 50 mmgy of our expected production capacity, is currently in progress, however due to pending lawsuits relating to zoning issues at the facility, the ability to secure debt financing for the Grinnell facility has been delayed. As a result a date has not been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell facility. In addition, we have numerous sites under evaluation and are currently conducting feasibility studies on future construction projects. The activities of our marketing and services entities are combined in the All Other category for segment reporting purposes.

EXECUTIVE OVERVIEW

Significant transactions that occurred during the year ended December 31, 2006, were as follows:

•	in March 2006, we raised approximately $94.4 million through a private placement of our common stock;

•	in March 2006, we sold 50% of our membership interest in our wholly owned subsidiary, Provista to CHS, Inc. for $2.4 million, plus the assignment by CHS of a fuel delivery contract. For the period beginning April 1, 2006 and ending August 31, 2006, we continued to consolidate the operations of Provista because it was a variable interest entity and we were the primary beneficiary as the result of a significant receivable owed to us by Provista and our guarantee of Provista’s debt. On August 31, 2006, our guarantee of Provista’s debt was terminated and Provista repaid all outstanding debts to us. For the period beginning September 1, 2006 and ending December 31, 2006, Provista has been treated as an unconsolidated subsidiary and our 50% share of its net income or loss is recognized under the equity method of accounting. In December 2006, we recognized a gain on the sale of Provista of $1.8 million, which had previously been deferred;

•	in March 2006, we acquired Gold Energy, LLC, now referred to as Hankinson, a company organized to develop, own and operate a 100 mmgy ethanol plant near Hankinson, North Dakota;

•	in April 2006, we acquired Platte Valley Fuel Ethanol, LLC, now referred to as Platte Valley , which owned and operated a 50 mmgy ethanol plant near Central City, Nebraska. Platte Valley has been producing ethanol at this facility since October 2004;

•	in April 2006, we acquired Val-E Ethanol, LLC, now referred to as Ord, a company organized to develop, own and operate a 50 mmgy ethanol plant near Ord, Nebraska;

•	in September 2006, our 50 mmgy Woodbury facility in Michigan began production;

•	in November 2006, we completed a 50 mmgy expansion at our Platte Valley facility;

•	in December 2006, our 100 mmgy Albert City, Iowa facility began production;

•	in December 2006, we completed our initial public offering (IPO), in which we sold 11,500,000 shares of our common stock at a price to the public of $14.00 per share. Net proceeds of the IPO, after deducting the underwriters discount and commissions, were $149.7 million;

•	in December 2006, we sold one of our build slots under a master-design build agreement with Fagen, Inc. for $12.0 million, $8.0 of which we received and recognized as other income in fiscal 2006. The additional $4.0 million has not been recorded in our financial statements and will be recognized when certain terms of the agreement are met.

Earnings per diluted share increased from a loss of $0.38 for the year ended December 31, 2005 to earnings of $0.41 per share for the year ended December 31, 2006.

COMPONENTS OF REVENUES AND EXPENSES

We have one reportable segment; the Production segment, with other activities reported in the All Other category. Our Production segment includes our facilities that are either currently manufacturing ethanol or are being constructed for that purpose. The activities of our marketing and services entities, which are comprised of Provista Renewable Fuels Marketing, LLC, UBE Ingredients, LLC and UBE Services, LLC., are combined in the All Other category for segment reporting purposes because they do not meet the quantitative thresholds to either be reported in the aggregate or individually.

Prior to May 1, 2006, we derived our revenues principally from our marketing and services businesses. Since that time we entered the ethanol production business when we acquired Platte Valley, our first ethanol production facility, on April 30, 2006. In the second half of 2006, we expanded the Platte Valley facility and we began production at our Woodbury and Albert City ethanol facilities. The sale of ethanol and distillers grains has become the primary source of our revenues. As a result, our results of operations and financial condition for periods subsequent to April 30, 2006, are not comparable to our results of operations and financial condition for prior periods.

Revenues.  Effective May 1, 2006, we began recognizing revenue from the sale of ethanol and distillers grains produced by our Production segment as “product sales.” Ethanol prices are extremely volatile and the selling prices we realize for our ethanol will largely be determined by the market supply and demand for ethanol which, in turn, is influenced by industry factors over which we have little if any control. The per gallon sales price of ethanol that we discuss below represents the gross ethanol sales dollars divided by the gallons of ethanol sold. Revenues from the production of ethanol and distillers grains are recorded when title transfers to the customer. As of September 2006, with the deconsolidation of Provista, we began recording revenues net of freight and commissions. We record revenue when title is transferred to the customer. Our ethanol and distillers grains are shipped FOB shipping point.

We record incentive revenue in the Production segment from various incentive payments that we receive to produce ethanol. Our Platte Valley facility receives payments under a State of Nebraska program that allows producers of ethanol to generate alcohol fuel incentive tax credits and sell them to an unrelated third-party that holds a motor fuel license. Under this program motor vehicle fuel tax credits are generated at a rate of $0.18 per gallon on the first 15,625,000 gallons of ethanol produced on a yearly basis that begins on May 1st of each year. This state incentive program is set to expire in 2012.

Prior to May 1, 2006, all of our revenues were directly related to our marketing and services businesses. Our marketing and services businesses record product sales and services and commissions revenues. We record product sales on the commodities we sell under contracts on which we do not earn a fixed margin, and recognize revenues and costs on these transactions on a gross basis when title of the product transfers to the end user. We recognize services and commission revenues on a variety of service related activities. In accordance with our agreements, we record commissions revenues for the fixed commissions that we charge to market distillers grains and to procure grain for our third-party plant customers. We recognize revenues on these transactions on a net basis as commissions which represent the fixed margin between the amounts billed to the customer and the amounts paid for the product. Revenues on these products are recognized when title transfers to the end user. We also record revenue from management, trading and group buying services provided to our third-party plant customers as it is earned. Amounts billed or received prior to being earned are recorded as deferred revenue. We receive quarterly incentive payments in our services business if certain benchmarks are achieved in connection with our plant management agreements which we include in services and commissions revenues. Quarterly incentive payments received throughout the year are deferred until the third-party plant’s fiscal year end, at which time we recognize the revenue for the entire year. From May 1, 2005 through August 31, 2006, we recorded commissions revenue for the ethanol that Provista marketed for its third-party plant customers because Provista’s financial results were included in our financial statements on a consolidated basis. Beginning September 1, 2006, Provista is an unconsolidated subsidiary, and our 50% share of its net income or loss is recognized under the equity method of accounting in our consolidated financial statements.

Cost of Goods Sold and Gross Profits.  Effective May 1, 2006, we began recording cost of goods sold for ethanol and distillers grains produced in our Production segment as “cost of product sales”. Our cost of product sales in our Production segment is primarily affected by the cost of corn and natural gas. Both corn and natural gas are subject to volatile market conditions as a result of weather, market demand, regulation and general economic conditions.

Corn is the principal raw material used in ethanol production and is the most significant operating cost of our Production segment. Natural gas, which is used to power steam generation in our ethanol production process and to dry our distillers grains, is the second largest operating cost after corn. Prior to the deconsolidation of Provista in September 2006, we were recording outbound freight paid by Provista on our ethanol shipments as a component of cost of goods sold.

The gross profit of our Production segment depends principally on the difference between the price of a gallon of ethanol and the price of the amount of corn required to produce a gallon of ethanol. For much of the most recent reporting period, the spread between ethanol and corn prices was at historically high levels, driven in large part by high oil prices and historically low corn prices resulting from continuing record corn yields and acreage. In recent months, the price of ethanol has been declining and corn costs have increased sharply. On June 30, 2006, the Chicago spot price per gallon of ethanol was $3.90 and the CBOT price of corn was $2.35 per bushel. On December 29, 2006, the Chicago spot price per gallon of ethanol was $2.45 and the CBOT price of corn was $3.90 per bushel. Any increase or reduction in the spread between ethanol and corn prices, whether as a result of changes in the price of ethanol or corn, will have an effect on our financial performance.

Prior to May 1, 2006, all of our cost of goods sold represented the expenses that were directly related to our marketing and services businesses. We record the cost of product that is related to commodities buying and selling contracts on which we do not earn a fixed margin as “cost of product sales.” The proportional share of salaries, benefits and related overhead expenses of the employees directly related to third-party management and marketing activities are included in cost of services and commissions.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist of the proportional share of salaries, benefits and related overhead expenses paid to our administrative employees, professional fees and other administrative expenses. Our selling, general and administrative expenses have increased significantly in connection with our growth and expansion efforts, which have required us to hire more personnel. We also have begun incurring additional expenses as a public company following the completion of our initial public offering related to additional legal and corporate governance expenses, including: costs associated with our Sarbanes-Oxley Act compliance work; salary and payroll-related costs for additional accounting and legal staff; and listing and transfer agent fees. Corporate expenses are included in the All Other category for segment reporting purposes. We are recognizing compensation expense related to the granting of stock options and restricted stock awards to certain of our employees and non-employee directors concurrently with the consummation of our initial public offering under our 2006 Stock Incentive Plan, which is being recognized over the vesting periods of the awards.

Interest Expense.  Interest expense represents that amount of interest that we pay to financial institutions for money that we have borrowed on our short-term seasonal lines of credit, construction loans, subordinated debt, senior secured debt and other long-term debt. Interest expense will fluctuate based on the interest rate on our loan agreements and the amounts outstanding. We capitalize and depreciate certain interest costs allocated to plants under construction.

Interest Income.  Interest income represents interest that we earn on short-term deposit investments such as certificates of deposit with maturities up to twelve months, savings accounts and money market funds. Interest income will fluctuate based on interest rates and the amount of cash that we keep on hand.

Income Taxes.  We are subject to federal and state taxes on income from our operations. We record an income tax provision or benefit related to income or losses from operations. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for federal and state income tax purposes, at the end of each reporting period based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

RESULTS OF OPERATIONS

Our current operating results are not comparable to any of our historical periods. From October 2004, the date of our incorporation, until April 30, 2005, we focused on building the necessary resources and infrastructure to support our goal of becoming one of the leading ethanol producers in the U.S. In May 2005, we acquired United Bio Energy, LLC (UBE) an ethanol and distillers grains marketing and services business. Our operating results from May 1, 2005 reflect the UBE acquisition. The acquisition of Platte Valley in April 2006, initiated the operations of our Production segment. The 2006 results for our Production segment do not constitute a complete year of production activity for any of our facilities currently in operation.

In addition we have determined that we are the successor to UBE for SEC reporting purposes. We do not believe, however, that our results of operations for periods subsequent to the UBE acquisition are directly comparable to the results of operations of UBE for periods prior to the acquisition due to the application of purchase accounting and other factors. However, because our revenues and costs of goods sold for our services business are prepared on substantially the same basis and were generated or incurred in substantially the same manner as UBE’s revenues and costs of goods sold, the discussion of our results of operations appearing below includes a discussion of revenues and costs of goods sold based on UBE’s revenues and costs of goods sold for the applicable pre-acquisition periods.

CONSOLIDATED RESULTS

The following table presents the consolidated earnings as well as the percentage relationship to total revenues of specified items in our consolidated statements of operations for fiscal 2006, 2005 and 2004:

	For the Years Ended December 31,
	2006		2005		2004
	(Dollars in thousands, except as noted)

Total revenues	$124,535	100.0%	$16,415	100.0%	$—	—
Cost of goods sold	78,367	62.9	12,987	79.1	—	—

Gross profit	46,168	37.1	3,428	20.9	—	—
Selling, general and administrative expenses	27,089	21.8	8,016	48.8	55	—

Operating income (loss)	19,079	15.3	(4,588)	(28.0)	(55)	—
Other income (expense):
Interest expense	(2,076)	(1.7)	(467)	(2.8)	—	—
Interest income	2,436	2.0	319	1.9	1	—
Other income	9,814	7.9	104	0.6	—	—
Equity in net income of unconsolidated subsidiary	456	0.4	—	—	—	—
Minority interest in net loss of subsidiary	391	0.3	—	—	—	—

	30,100	24.2	(4,632)	(28.2)	(54)	—
Income tax (expense) benefit	(9,668)	(7.8)	401	2.4	—	—

Net income (loss)	$20,432	16.4%	$(4,231)	(25.8)%	$(54)	—

Year Ended
December 31,
2006

Additional Data:
Ethanol sold (thousands of gallons)	49,604
Ethanol average gross price per gallon(1)	$1.86
Distillers grains average sales per gallon of ethanol sold(1)	$0.23
Corn costs per gallon of ethanol sold(2)	$0.65
Natural gas costs per gallon of ethanol sold(3)	$0.22
Corn costs per bushel(4)	$1.94

(1)	Represents the gross sales dollars, net of freight and commissions, for each respective product divided by the gallons of ethanol sold.

(2)	Represents the corn costs, including freight, commissions, hedging gains or losses or other related costs divided by the gallons of ethanol sold.

(3)	Represents natural gas costs, including hedging gains or losses, divided by the gallons of ethanol sold.

(4)	Represents corn costs, net of hedging gains of $0.57 per bushel.

RESULTS OF OPERATIONS — FISCAL 2006 COMPARED TO FISCAL 2005

Total Revenues.  Total revenues increased by $108.1 million from $16.4 million for year ended December 31, 2005 to $124.5 million for the year ended December 31, 2006 primarily as the result of our entrance into the ethanol production business in fiscal 2006. We began to record revenue from our Production segment in May 2006, after the acquisition of Platte Valley, our first operational ethanol production facility. Our revenues increased in the second half of 2006, when we began production at our Woodbury facility in September and our Albert City facility and the expansion Platte Valley facility became operational in November.

Net sales of ethanol in our Production segment were $92.4 million for the year ended December 31, 2006. During fiscal 2006, we sold 49.6 million gallons of ethanol at an average gross selling price of $1.86. We did not have any ethanol sales in our Production segment in 2005.

Net sales of co-products in our Production segment were $11.3 million for the year ended December 31, 2006. During fiscal 2006, we sold 213,000 tons of modified wet distillers grains at an average gross selling price of $41.27 per ton, 32,000 tons of dried distillers grains at an average gross selling price of $76.75 per ton and 2,400 tons of wet distillers grains at an average gross selling price of $31.85. We did not have any co-product sales in our Production segment in 2005.

Sales of non-fixed margin commodities decreased $2.1 million, or 22%, from $9.6 million for the year ended December 31, 2005 to $7.5 million for the year ended December 31, 2006. Sales in fiscal 2005, represented the period beginning May 1, 2005 and ending December 31, 2005, after we acquired UBE. UBE generated $3.6 million of sales on non-fixed margin commodities for the period beginning January 1, 2005 and ending April 30, 2005. Sales of non-fixed margin commodities have been decreasing as we implement a service strategy that focuses on our commission-based businesses.

Services and commissions revenues increased $2.0 million, or 29%, from $6.8 million for the year ended December 31, 2005 to $8.8 million for the year ended December 31, 2006, primarily due to the acquisition of UBE. Sales in fiscal 2005, represented the period beginning May 1, 2005 and ending December 31, 2005, after we acquired UBE. UBE generated $2.8 million of services and commissions revenues for the period beginning January 1, 2005 and ending April 30, 2005. Services commissions have been decreasing primarily as the result of a reduction in the number of third-party plants that we provide services to.

Other revenue of $3.7 million for the year December 31, 2006, was primarily the result of payments accrued for under the State of Nebraska’s ethanol incentive program. At our Platte Valley facility, located in Central City, Nebraska, we generated $2.8 million of alcohol fuel tax incentive credits at a rate of $0.18 per gallon on the first 15,625,000 gallons of ethanol produced on a yearly basis that begins on May 1st of each year. This state incentive program is set to expire in 2012.

Cost of Goods Sold.  Cost of goods sold increased by $65.4 million from $13.0 million for the year ended December 31, 2005 to $78.4 million for the year ended December 31, 2006, primarily as the result of our entrance into the ethanol production business in fiscal 2006. In fiscal 2006, our cost of goods sold represents a partial year of production at our ethanol facilities that are in operation. Cost of product sales in our Production segment represents $1.34 per gallon of ethanol sold.

Corn costs were $32.1 million for the year ended December 31, 2006, and represented 49% of our cost of goods sold before taking into account co-product sales and 42% of cost of goods sold after taking into account co-products sales. After taking into account hedging gains, corn costs averaged $1.94 per bushel, or $0.65 per gallon of ethanol sold in fiscal 2006, which represents the period beginning May 1, 2006 and ending December 31, 2006. For this same time period our corn costs averaged $2.51 per bushel, or $0.86 per gallon of ethanol sold, before taking into account hedging gains.

Natural gas costs were $10.9 million for the year ended December 31, 2006, and represented 16% of our cost of goods sold. After taking into account hedging losses, natural gas costs averaged $8.84 per MMBTU, or $0.22 per gallon of ethanol sold in fiscal year 2006, which represents the period beginning May 1, 2006 and ending December 31, 2006. For this same time period natural gas costs averaged $7.28 per MMBTU, or $0.18 per gallon of ethanol sold, before taking into account hedging losses.

Transportation costs were $4.2 million for the year ended December 31, 2006, and represented 6% of our cost of goods sold.

Labor and manufacturing overhead was $19.2 million of the year ended December 31, 2006 and represented 29% of our cost of goods sold. Direct labor costs related to construction of our ethanol production facilities are considered to be part of the cost of construction, and as such, are capitalized.

The net gain from derivatives included in cost of goods sold was $8.6 million for the year ended December 31, 2006. We mark all exchange traded corn and natural gas futures contracts to market through cost of goods sold.

Cost of products sales related to the commodities that we sell under our non-fixed margin contract decreased $2.7 million, or 28%, from $9.5 million for the year ended December 31, 2005 to $6.8 million for year ended December 31, 2006. Sales in fiscal 2005, represented the period beginning May 1, 2005 and ending December 31, 2005, after we acquired UBE. UBE’s cost of product sales for the period beginning January 1, 2005 and ending April 30, 2005 was $3.5 million. Purchases of non-fixed margin commodities for resale have been decreasing as we implement a service strategy that focuses on our commission-based businesses.

Cost of services and commissions increased by $1.7 million, or 49%, from $3.5 million for the year ended December 31, 2005 to $5.2 million for the year ended December 31, 2006, primarily due to the acquisition of UBE. Costs in fiscal 2005, represented the period beginning May 1, 2005 and ending December 31, 2005, after we acquired UBE. UBE cost of services and commission was $2.9 million for the period beginning January 1, 2005 and ending April 30, 2005. In March of 2005, UBE expensed $1.1 million related to the settlement of a customer claim.

Gross Profits.  Gross profit increased $42.7 million from $3.4 million for the year ended December 31, 2005 to $46.1 million for the year ended December 31, 2006, primarily driven by our acquisition and subsequent expansion of our Platte Valley facility, the commencement of operations at our new Woodbury and Albert City facilities and from gains on derivatives. We generated gross profits of $41.8 million, or $0.83 per gallon, in our Production segment primarily due to a favorable spread between the average selling price of ethanol and corn costs and due to gains from derivatives that decreased cost of goods sold by $8.6 million.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $19.1 million from $8.0 million for the year ended December 31, 2005 to $27.1 million for the year ended December 31, 2006 primarily as the result of the growth of our businesses. Corporate and other expenses increased $15.5 million primarily due to additional employee and consulting expenses related to the growth of our businesses and a payment of $4.8 million to terminate a financial advisory services agreement with Capitaline Advisors (a related party). Expenses in our Production segment increased by $3.6 million, as our production facilities began operations.

Interest Expense.  Interest expense increased by $1.7 million from $0.4 million for the year ended December 31, 2005 to $2.1 million for the year ended December 31, 2006. Interest expense increased primarily due to interest payments on Platte Valley’s credit facilities and draws on the Woodbury senior secured debt facility and Albert City’s construction loan. Interest expense incurred on borrowing related to construction and expansion activities has been capitalized.

Interest Income.  Interest income increased by $2.2 million from $0.3 million for the year ended December 31, 2005 to $2.5 million for the year ended December 31, 2006, primarily as the result of increased short-term investments arising from the proceeds of our equity offerings.

Other Income.  Other income increased $9.7 million from $0.1 million for the year ended December 31, 2005 to $9.8 million for the year ended December 31, 2006. In December 2006, we recognized income of $8.0 million on the sale of one of our build slots under a master design-build agreement with Fagen, Inc. The total consideration for the build slot was $12.0 million, with $8.0 million due upon exercise of the agreement and recognized as other income. The remaining $4.0 million is due and payable when Fagen, Inc. mobilizes at the build site and will be recognized as other income at that time. In fiscal 2006, we also recognized a $1.8 million gain on the sale of 50% of our membership interest in Provista to CHS Inc.

Equity in Net Income of Subsidiary.  Our equity in net income of unconsolidated subsidiary of $0.5 million represents our 50% share of Provista’s net income for the period from September 1, 2006 to December 31, 2006. On August 31, 2006, our guarantee of Provista’s debt was terminated and Provista paid all the outstanding indebtedness owed to us. Beginning September 1, 2006 we have accounted for our investment in Provista under the equity method of accounting.

Minority Interest in Net Loss of Subsidiary.  Minority interest in net loss of subsidiary was $0.4 million for the year ended December 31, 2006 and represents the minority owner’s 50% of losses in Provista for the period beginning April 1, 2006 and ending August 31, 2006. On March 31, 2006, we sold 50% of our membership interest in Provista to CHS, Inc. For the period beginning April 1, 2006 and ending August 31, 2006 we continued to consolidate the operations of Provista because it was a variable interest entity and we were the primary beneficiary as the result of a significant receivable owed to us by Provista and our guarantee of Provista’s debt. On August 31, 2006, our guarantee of Provista’s debt was terminated and Provista repaid all outstanding debts to us, and we deconsolidated Provista. From September 1, 2006 forward we are accounting for our investment under the equity method of accounting.

Pretax Income (Loss).  Pretax income increased by $34.7 million from a $4.6 million loss for the year ended December 31, 2005 to $30.1 million of income for the year ended December 31, 2006. Our Production segment’s pretax income increased $35.9 million, which included $8.6 million from gains on derivative contracts. In addition, we recognized $8.0 million of income from the sale of one of our construction build slots. These increases were partially offset by our increased selling, general and administrative expenses.

Income Taxes.  Income tax expense for the year ended increased $10.1 million from a benefit of $0.4 million for the year ended December 31, 2005 to an expense of $9.7 million for the year ended December 31, 2006. The effective tax rate was 32.5% for the year ended December 31, 2006 and a tax benefit rate of 8.7% for the year ended December 31, 2005. The 2005 tax benefit rate and 2006 tax expense rate are less than statutory rates due to the fact that a $1.3 million valuation allowance was recorded in 2005 and reversed in 2006. As of December 31, 2006, we have determined that a $21.8 million valuation allowance is necessary for state tax credit carry forwards that we cannot conclude we will more likely than not generate sufficient taxable income in the applicable states, to utilize the credits prior to their expiration. Of this amount $5.9 million relates to acquired state tax credits of Platte Valley, and will be used to reduce goodwill if the valuation allowance on these credits is ever reversed. The reversal of other valuation allowance amounts, if ever recognized, will reduce future income tax expense.

RESULTS OF OPERATIONS — FISCAL 2005 COMPARED TO THE PERIOD FROM OCTOBER 28, 2004 TO DECEMBER 31, 2004

Total Revenues.  We did not have any revenues for fiscal 2004. On May 1, 2005, we acquired UBE and began generating revenues from product sales and commissions and service fees related to our marketing and services businesses. Our total revenues for the year ended December 31, 2005 were $16.4 million.

Product sales represent the sales of non-fixed margin commodities in our ethanol and distillers grains marketing businesses. Our product sales were $9.6 million for the year ended December 31, 2005, which represents the period beginning May 1, 2005 and ending December 31, 2005. UBE generated $3.6 million of sales for the period beginning January 1, 2005 and ending April 30, 2005 and $30.8 million for the year ended December 31, 2004. Sales of non-fixed margin commodities have been decreasing as we implement a strategy that focuses on commission-based businesses.

Our services and commissions revenues were $6.8 million for the year ended December 31, 2005, which represents the period beginning May 1, 2005 and ending December 31, 2005 and we marketed a total of 159.8 million gallons of ethanol and 1.1 million tons of distillers grains. In November 2004, we added one new distillers grain customer and during 2005 we added two new ethanol marketing customer and one third-party plant management customer. For the year ended December 31, 2005, which represents the period beginning May 1, 2005 and ending December 31, 2005, we recognized $0.9 million of revenue related to performance incentives from our third-party plant customers. UBE recognized $96,000 of incentive revenue for the period beginning January 1, 2005 and ending April 30, 2005, and $75,000 for the year ended December 31, 2004. Incentive revenues increased due to the increase in the number of plants that we managed and due to favorable margins at those plants. During the period beginning January 1, 2005 through April 30, 2005 UBE generated services and commissions revenues of $2.8 million and marketed a total of 54.5 million gallons of ethanol and 494,000 tons of distillers grains. For the year ended December 31, 2004, UBE recorded services and commissions revenues of $4.9 million and marketed a total of 114.0 million gallons of ethanol and 1.1 million tons of distillers grains.

Cost of Goods Sold.  We did not have any cost of goods sold for fiscal 2004. Our total cost of goods sold of $13.0 million for the year ended December 31, 2005, was directly related to the activities of our marketing and services businesses.

Our cost of product sales of $9.5 million for the period beginning May 1, 2005 and ending December 31, 2005 is related to the commodities that we sell under non-fixed margin contracts. UBE’s cost of products sales for the period beginning January 1, 2005 and ending April 30, 2005 was $3.5 million and for the year ended December 31, 2004 was $30.4 million.

Our cost of services and commissions was $3.5 million for the year ended December 31, 2005 and represents the marketing costs associated with our commission-based businesses. UBE’s cost of services and commission for the period beginning January 1, 2005 and ending April 30, 2005 was $2.9 million and for the year ended December 31, 2004 was $3.2 million. The increase in cost of services and commissions was primarily due to increased employee and other expenses in connection with providing services to additional third-party plant customers, and a $1.1 million expense recognized by UBE as of March 31, 2005 related to the settlement of a claim.

Gross Profit.  We did not have any gross profit for 2004. Our gross profit of $3.4 million for the year ended December 31, 2005 was primarily generated on our third-party plant services. UBE gross profit was a negligible amount for the period beginning January 1, 2005 and ending April 30, 2005 and $2.0 million for the year ended December 31, 2004.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the year ended December 31, 2005 were $8.0 million, an increase of $8.0 million compared to the year ended December 31, 2004. In November 2005, we issued options to purchase 1,625,000 shares of stock which resulted in $3.6 million of expense in connection with the termination of an administrative services agreement with US Bio Resource Group (a related party). Expenses, excluding this expense, increased by $4.4 million for the year ended December 31, 2005, in connection with providing services to additional third-party plant customers and consulting and legal expenses due to the growth of our business.

Interest Expense.  Our interest expense of $0.5 million for the year ended December 31, 2005 increased $0.5 million compared to 2004, primarily due to borrowings under our subordinated debt for our Albert City facility.

Interest Income.  Our interest income of $0.3 million for the year ended December 31, 2005 compared to a negligible amount in 2004, due to increased short-term investments arising from the proceeds from our first private placement equity offering.

Pretax Loss.  We incurred pretax losses of $4.6 million and $54,000 for the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, the pretax loss was primarily related to operating expenses incurred as a result of the growth of our business. Our services business generated pretax income of $0.4 million for the year ended December 31, 2005. UBE’s pretax loss for the period beginning January 1, 2005 to April 30, 2005 was $1.1 million. UBE’s pretax loss for the year ended December 31, 2004 was $0.8 million. Our Production segment incurred pretax losses of $1.0 million for the year ended December 31, 2005, which represented various expenses that we could not capitalize related to our construction projects.

Income Taxes.  The income tax benefit of $0.4 million for the year ended December 31, 2005 represents an effective tax benefit rate of 8.7% and resulted from our loss from operations during 2005. The tax benefit rate is less than statutory rates due to the fact that a $1.3 million increase in a valuation allowance on deferred taxes was recorded during 2005. We did not have any income tax costs or benefits for 2004.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash Flows Used in Operating Activities.  Cash flows used in operating activities were $16.8 million for the year ended December 31, 2006 and $6.3 million for the year ended December 31, 2005. An increase in working capital for the year ended December 31, 2006, net of the effects of business acquisitions and the deconsolidation of Provista, used $52.5 million in cash. Our Production segment working capital increase was primarily the result of our Woodbury and Albert City facilities starting operations in the second half of 2006 and the expansion of our Platte Valley facility, which was funded by cash on hand and increased debt. The $52.5 million increase in these working capital components was primarily funded by the proceeds from cash on hand and cash from operations.

Cash Used in Investing Activities.  Cash used in investing activities total $230.2 million and $52.9 million for the year ended December 31, 2006 and the year ended December 31, 2005, respectively. For the year ended December 31, 2006, additions to property, plant and equipment of $32.7 million, $88.4 million, $40.2 million and $30.8 million were related to construction projects at Woodbury, Albert City, Platte Valley and Ord, respectively. For the year ended December 31, 2005, additions to property, plant and equipment of $17.9 million and $35.2 million were related to construction projects at Woodbury and Albert City, respectively.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $376.7 million for the year ended December 31, 2006 and $98.9 million for the year ended December 31, 2005, respectively. In December 2006, we completed our initial public offering (IPO), in which we sold 11,500,000 shares of our common stock at a price to the public of $14.00 per share. Net proceeds of the IPO, after deducting the underwriters’ discount and commissions and related offering costs, were $133.5 million. In March 2006, we raised approximately $94.4 million through a private placement of our common stock. In September 2005, we raised approximately $56.2 million through a private placement of our common stock. In November 2005, CHS invested $35.0 million in our company. During 2006 proceeds from debt financing provided cash of $119.2 million. In December 2006, outstanding borrowings under our construction loans were an aggregate of $90.7 million for our Albert City facility and for the expansion of our Platte Valley facility. These construction loans committed $121.3 million of borrowing capacity to us. In November 2006, we converted our Woodbury construction loan to a variable interest term note and a revolving note. The outstanding borrowings under these notes on December 31, 2006, were $27.7 million on the term note and $8.0 million on the revolving note. Our Woodbury facility also borrowed $1.5 million under a seasonal revolving loan as of December 31, 2006. In December 2006, we used a portion of the IPO proceeds to repay Albert City’s $6.3 million of subordinated debt. In 2005, we repaid a note payable of $6.0 million, and we entered into a loan agreement for an aggregate of $6.3 million of subordinated debt to finance a portion of the construction costs of our Albert City facility.

Our principal sources of liquidity consist of cash and cash equivalents and available borrowings under our credit arrangements. During the year ended December 31, 2006 and 2005, proceeds from the IPO and our private placement equity offerings were a significant source of liquidity.

Our principal uses of cash have been, and are expected to continue to be, the construction of new plants and other capital expenditures, the acquisition of ethanol plants and our debt service requirements. As of December 31, 2006, we had total cash and cash equivalents of $170.1 compared to $40.5 million as of December 31, 2005. Of this amount, an aggregate of $22.3 million was held by certain of our subsidiaries, which are generally limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.

PRODUCTION CAPACITY EXPANSION

Set forth in the table below are the estimated remaining construction costs (not including start-up working capital requirements) of three of our ethanol facilities under construction as of December 31, 2006:

	Ord	Hankinson	Dyersville	Janesville(2)	Total
	(Dollars in thousands)

Estimated production	Q2	Q2	Q2	Q2
start date	2007	2008	2008	2008
Estimated Ethanol Production Capacity per year (mmgy)	50	100	100	100	350
Total Estimated Construction Costs	$71.5	$146.0	$163.0	$138.0	$518.5
Estimated Remaining Construction Costs	$23.0	$134.0	$160.0	$135.2	$452.2
Amount to be Funded Under Planned Credit Facilities(1)	$23.0	$87.6	$97.8	$82.8	$291.2

1)	In February 2007, we entered into credit facilities to provide the debt financing for these facilities. See “Credit Arrangements.”

2)	Construction on the Janesville, Minnesota facility began in January 2007.

We intend to fund construction costs for these facilities in excess of debt financing with cash on hand as of December 31, 2006, which primarily consists of the proceeds of our IPO.

We currently expect total estimated construction costs for our Grinnell facility to be approximately $79.8 million. Site work at our Grinnell facility, which represents 50 mmgy of our expected production capacity, is currently in progress. However, due to pending lawsuits relating to zoning issues at the facility, the ability to secure debt financing for the Grinnell facility has been delayed. As a result, a date has not been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell facility.

Currently, we are reconsidering a number of potential sites for ethanol plants, including sites near Springfield, Minnesota; Guymon, Oklahoma and Altamont, Illinois in light of permitting and zoning issues. After completion of our evaluation we will determine which sites best fit our long-term growth plans. Additional funding will be required to finance the construction of any additional ethanol plants. There can be no assurance, however, that we will be able to obtain the required funding on terms acceptable to us or at all.

According to the terms of our senior credit facilities, we must fund 40% of the project costs with cash on hand and cash generated from operations. The remaining 60% may be funded with borrowing under the new senior secured facilities that we entered into on February 7, 2007. See “Credit Arrangements.”

CREDIT ARRANGEMENTS

In November 2005, our subsidiaries, US Bio Albert City, LLC and US Bio Woodbury, LLC entered into separate senior secured credit facilities with AgStar Financial Services, PCA, to finance the development and construction of our Albert City and Woodbury ethanol plants, respectively. The Albert City credit facility was structured as a construction loan of up to the lesser of $75.0 million or 60% of the construction costs of the Albert City facility and revolving loans of up to $6.5 million in the aggregate. The Woodbury credit facility was structured as a construction loan of up to the lesser of $36.0 million or 60% of the construction costs of the Woodbury facility and revolving loans of up to $3.5 million in the aggregate. Up to $3.0 million of the Albert City construction loan is available for letters of credit. The revolving loans under the Albert City and Woodbury facilities were available 60 days after the completion of the underlying projects. Accordingly, as of December 31, 2006, the Albert City revolving loan was not available. As of December 31, 2006, $72.3 million was outstanding under the Albert City construction loan. In addition, as of December 31, 2006, $2.7 million of letters of credit were outstanding under the Albert City facility.

In November 2006, the Woodbury construction loan was converted to a term loan in an amount not to exceed $28.0 million and a revolving loan not to exceed $8.0 million. As of December 31, 2006, $27.7 million was outstanding under the term loan and $8.0 million was outstanding under the revolving term loan. In addition, Woodbury has a $3.5 million seasonal revolving loan that is available for working capital needs. As of December 31, 2006, $1.5 million was outstanding under Woodbury’s seasonal revolving loan and $0.9 million letters of credit were outstanding.

In December 2005, Albert City entered into loan agreements for an aggregate of $6.3 million of subordinated debt to finance a portion of the construction costs of our Albert City ethanol plant. The subordinated debt interest rate was 14.5% per annum. In December 2006, we used a portion of the net proceeds from our IPO to prepay all outstanding subordinated debt owed by Albert City.

In April 2005, Albert City entered into a loan agreement with the Iowa Department of Economic Development. As of December 31, 2006, there was no outstanding balance under this loan agreement and availability of $0.4 million.

We acquired Platte Valley Fuel Ethanol, LLC in April 2006. Prior to this acquisition, Platte Valley Fuel Ethanol entered into a senior secured credit facility with First National Bank of Omaha. The proceeds from this senior secured credit facility were used to finance the development and construction of the Platte Valley ethanol plant and for general corporate and operating purposes. The senior secured credit facility was structured as a construction loan of up to $32.9 million and revolving loans of up to $5.0 million in the aggregate. The revolving portions of the senior secured credit facility were replaced on substantially the same terms with the revolving credit facility under the expansion construction loan agreement described below. This credit facility also provided for a $1.0 million letter of credit facility which was renewed under the expansion construction loan agreement described below. As of December 31, 2006, there was an outstanding balance of $18.4 million under the term loan. As of December 31, 2006, there was no outstanding balance under the revolving loan and availability of $5.0 million.

In August 2006, Platte Valley entered into an expansion credit facility with First National Bank of Omaha. The proceeds from this expansion credit facility were used to finance the expansion of the Platte Valley ethanol plant. The expansion construction loan agreement renews the $1.0 million letter of credit facility existing under the senior secured credit facility and replaces the $1.0 million revolving credit facility under the senior secured credit facility. The expansion credit facility was structured as a construction loan of up to $46.3 million and revolving loans of up to $5.0 million in the aggregate. As of December 31, 2006, $18.4 million was outstanding under the expansion construction loan. In addition, as of December 31, 2006, $0.2 million of letters of credit were outstanding under this facility.

On October 31, 2003, Platte Valley entered into a redevelopment contract with the Community Redevelopment Authority of the City of Central City, Nebraska, pursuant to which the city issued revenue bonds. Platte Valley received a portion of the bond proceeds in the form of grants to be used to fund, in part, the development and construction of the Platte Valley facility. Platte Valley is obligated to repay the bonds with semiannual interest and principal payments at fixed interest rates ranging from 6.25% to 7.25%. As of December 31, 2006, there was an outstanding balance of $3.5 million on the bonds.

The total outstanding borrowings and total available capacity under the credit arrangements described above as of December 31, 2006 was as follows:

	Albert		Platte
	City		Valley		Woodbury	Total
	(Dollars in thousands)

Construction loans:
Senior secured facilities:
Total capacity	$75,000	(1)	$47,300	(2)	$—	$122,300
Letters of credit	2,717		210		—	2,927
Outstanding borrowings	72,283		18,437		—	90,720

Total available capacity	—		28,653		—	28,653

Revolving construction loans:
Total capacity	—		5,000		—	5,000
Outstanding borrowings	—		—		—	—

Total available capacity	—		5,000		—	5,000

Term loans:
Seasonal revolving loans:
Total capacity	—		—		3,500	3,500
Letters of credit	—		—		855	855
Outstanding borrowings	—		—		1,500	1,500

Total available capacity	—		—		1,145	1,145

Senior secured facilities:
Total capacity	—		18,388		27,660	46,048
Outstanding borrowings	—		18,388	(2)	27,660	46,048

Total available capacity	—		—		—	—

Revolving term loans:
Total capacity	—		—		8,000	8,000
Outstanding borrowings	—		—		8,000	8,000

Total available capacity	—		—		—	—

Total
Total capacity	75,000		70,688		39,160	184,848
Letters of credit	2,717		210		855	3,782
Outstanding borrowings	72,283		36,825	(3)	37,160	146,268

Total available capacity	$—		$33,653		$1,145	$34,798

Community redevelopment revenue bonds						$3,491
Note payable						315

Total debt						$150,074

1)	This construction loan was converted on March 1, 2007.

2)	Includes $1.0 million letter of credit facility with First National Bank of Omaha.

3)	In February 2007, Platte Valley borrowed $90.0 million under a new credit facility to refinance these credit facilities and to repay us for amounts that we had funded for their expansion that was in excess of 40% of the construction costs.

As of December 31, 2006, the current portion of long-term debt was $8.1 million. As of December 31, 2006, our subsidiaries were in compliance with all applicable financial covenants contained in the loan agreements evidencing each of the credit facilities discussed above, except for non-compliance with certain financial covenants contained in Platte Valley’s senior secured credit facility with First National Bank of Omaha, which was refinanced subsequent to December 31, 2006, as discussed below.

On February 7, 2007, we entered into five senior secured credit facilities with AgStar, as administrative agent and as a lender, and a group of other lenders. The senior secured credit facilities include $337.2 million structured as construction loans for Hankinson, Janesville, Dyersville and Ord. The construction loan includes up to $5.0 million per project to be available for letters of credit. In addition, Platte Valley borrowed $90.0 million under this senior secured credit facility to refinance its existing credit facility. The Hankinson, Janesville and Dyersville construction loans will provide funds necessary to finance up to 60% of construction costs. We must provide the necessary funds to provide for 40% of the construction costs before funds are available under each credit facility. In addition, a $10.0 million seasonal revolving credit facility is available under the senior secured credit facility for our Platte Valley facility. In addition, $10.0 million seasonal revolving credit facility will be available to each of Hankinson, Janesville, Dyersville and Ord upon the conversion of each construction loan to a term loan. In connection with the refinancing of Platte Valley, we incurred and expensed a prepayment penalty of $1.5 million and wrote off $0.7 million of debt financing costs.

The components of our new senior secured facilities described above are as follows:

	Platte Valley	Ord	Hankinson	Dyersville	Janesville	Total
	(Dollars in thousands)

Construction loans:
Senior secured facilities		$41,500	$90,100	$100,300	$85,300	$317,200
Letters of credit		5,000	5,000	5,000	5,000	20,000
Seasonal revolving loan		10,000	10,000	10,000	10,000	40,000

Total available capacity		$56,500	$105,100	$115,300	$100,300	377,200

Term loans:
Total capacity	$90,000					90,000
Seasonal revolving loan	10,000					10,000

Total available capacity	$100,000					100,000

Total available capacity						$477,200

Total estimated construction costs		$71,500	$146,000	$163,000	$138,000	$518,500
60% Funded with Debt		$42,900	$87,600	$97,800	$82,800	$311,100

We believe that our cash and cash equivalents, cash from operations and borrowings under our existing credit arrangements will be sufficient to meet our anticipated future operational expenses. As discussed above, additional financing will be required to fund construction of our Grinnell facility and other additional ethanol plants beyond those currently under construction.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2006. Our obligations are likely to increase significantly when our construction projects near completion as we enter into various purchase agreements to supply corn and natural gas for our plants. In addition, our long-term debt obligations will increase as we draw on our construction loans.

	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in thousands)

Long-term debt obligations(1)	$15,174	$16,689	$24,410	$12,345	$39,034	$74,834	$182,486
Operating lease obligations(2)	8,844	9,628	8,721	8,579	6,543	6,443	48,758
Other purchase obligations(3)	332,314	10,849	314	—	—	—	343,477
Construction obligations(4)	261,716	72,296	—	—	—	—	334,012

Total contractual obligations	$618,048	$109,462	$33,445	$20,924	$45,577	$81,277	$908,733

1)	Amounts represent principal payments and interest due under our senior secured credit facilities.

2)	Operating lease obligations consist primarily of rail cars and office space.

3)	Purchase obligations include corn and natural gas for our own production facilities and corn and distillers grains for third-party plant customers. Under our third-party plant contracts, we generally have an offsetting sales contract on behalf of the same customer. Accordingly, our exposure to market risk under these third-party plant contracts as a result of price fluctuations is limited.

4)	Amounts represent construction obligations due under our master-design build agreements.

INFLATION

Since our inception, inflation has not significantly affected our operating results. However, costs of goods sold, costs for construction, taxes, repairs, maintenance and insurance are all subject to inflationary pressures and could adversely affect our business and results of operations, our ability to maintain our facilities adequately, build new ethanol production facilities and expand our existing facilities. Construction costs have been rising since our inception due to cost increases within the industry.

SEASONALITY

As we increase our ethanol production capacity, we expect our operating results will be increasingly influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. In addition, our rapid growth may conceal the impact of other seasonal influences. In recent years, the spot price of corn tended to rise during the spring planting season in May and June and tended to decrease during the fall harvest in October and November. The price for natural gas, however, tends to move opposite that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, our ethanol prices are substantially correlated with the price of unleaded gasoline, which tends to rise during the summer. As a result of seasonal fluctuations and the growth in our business, we believe comparisons of operating measures between consecutive quarters may be not as meaningful as comparisons between longer reporting periods.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. Critical accounting policies are those that we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. We believe that of the significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments, which can materially impact reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operations.

Revenue Recognition for Production.

Revenues from the production of ethanol and co-products is recorded when the title transfers to customers. Ethanol and co-products are generally shipped FOB shipping point. Ethanol revenues are recorded net of outbound freight, which is paid by the marketer, and marketing commissions.

Revenue received under the State of Nebraska alcohol fuel incentive credit program is recognized when earned.

Revenue Recognition for Marketing and Services.

Revenues for the sale of distillers grains are recorded when title of the product transfers to the customer. In accordance with the agreements between us and our third-party plant customers we pay for the product and shipping costs and bill the end user for the products delivered. We recognize revenues on these transactions on a net basis as commissions which represent fixed margins between the amounts billed and amounts paid.

We also receive revenue from activities related to commodity buying and selling under contracts that do not earn a fixed margin. We recognize revenues on these transactions on a gross basis when title of the products transfer to the end user.

Revenue for facilities management and group buying services provided to customers is recognized on a monthly basis as earned. Amounts billed or received prior to being earned are recorded as deferred revenue.

We recognize quarterly incentive payments in connection with our third-party plant management agreements. Quarterly incentive payments received throughout the year are deferred until the end of the third-party plant’s fiscal year, at which time such payments are recognized for the entire year.

Beginning September 1, 2006, Provista’s financial results ceased to be included in our consolidated financial statements on a consolidated basis, and Provista became an unconsolidated subsidiary with our 50% share of its net income or loss being recognized under the equity method of accounting.

Long Lived Assets and Goodwill.

Depreciation on property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Economic circumstances or other factors may cause managements estimates of useful lives to differ from actual.

Goodwill represents the excess of the purchase price of an acquired entity over the fair value assigned to tangible and identified intangible assets acquired and liabilities assumed. Goodwill is not amortized but is reviewed for impairment annually, or more frequently, if certain impairment conditions arise.

Intangible assets primarily consist of customer lists and contracts which are being amortized to expense over their estimated useful life of 4 years and debt issuance costs which are being amortized to expense over the term of the related debt instrument by a method which approximates the interest method. Debt issuance costs related to debt facilities that are refinanced are written off at the time the refinancing takes place.

Stock-Based Compensation.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This statement requires that the costs of all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and its related interpretations, and eliminates the alternative use of the intrinsic value method of accounting under APB No. 25, which we previously used. Stock-based awards to non-employees, for which the fair value of the equity instruments issued is more reliably measurable than the fair value of the consideration received, are recognized as an expense over the vesting period based upon the fair value of the awards at the date of the grant, computed using the Black-Sholes pricing model.

We adopted SFAS No. 123R on January 1, 2006, using the prospective transition method. Under the prospective transition method we recognize compensation expense for all share-based awards granted subsequent to the adoption of SFAS No. 123R. Compensation expense is recognized on a straight-line basis over the service period of the award.

The adoption of SFAS No. 123R will result in compensation expense being recorded for all stock options granted to employees after January 1, 2006, based on the grant date fair value of the options. No compensation expense will be recognized under SFAS No. 123R related to employee stock options granted prior to January 1, 2006. Prior to the adoption of SFAS No. 123R, we applied the intrinsic-value-based minimum value method of accounting prescribed by APB No. 25 and related interpretations to account for time-vested employee stock options. Under this method, compensation expense for awards granted to employees was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Derivative Financial Instruments.

To reduce price risk caused by market fluctuations, we generally follow a policy of using exchanged-traded futures and options contracts to manage risk on future corn, natural gas, denaturant purchases and ethanol sales. We use futures and options contracts to establish the purchase price of anticipated volumes of corn, natural gas, denaturant and ethanol sales requirements to be processed or purchased in a future month. These contracts do not meet the requirements under SFAS No. 133, to qualify for the normal purchases and normal sales exception to fair value accounting due to fact that they are contracts for a financial instrument or derivative instrument, and they do not result in physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business, and they contain or require net settlement provisions. These contracts are accounted for as derivative financial instruments at fair value in the financial statements with changes in fair value being recorded in cost of goods sold.

Forward cash purchase contracts and forward sales contracts of corn, natural gas, ethanol, and distiller grains meet the definition of a derivative under SFAS No. 133, but qualify for the normal purchases or normal sales exception to fair value accounting. These contracts provide for the purchase or sale of corn, natural gas, ethanol, or distiller grains that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. These contracts are accounted for as executory contracts under the accrual method of accounting and not recorded as fair value. Costs related to purchases are recorded as cost of goods sold. Revenues related to sales are recorded as product sales.

The fair value of our interest rate swap agreement is recognized as either an asset or liability in the consolidated balance sheets, with changes in fair value reported in interest expense in the consolidated statements of operations. In February 2007, we terminated our swap agreement when we entered into our new senior secured credit facilities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the financial statement effects of a tax position shall initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. This interpretation also may require additional disclosures related to tax positions taken. The provisions of FIN 48 are effective as of the beginning of fiscal 2007. The cumulative effect of the change in accounting principle, if any, is generally recorded as an adjustment to the opening balance of retained earnings. We are currently in the process of evaluating the effect, if any, that the adoption of FIN 48 will have on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for the fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on our results of operations and financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We consider market risk to be the potential loss arising from adverse changes in market rates and prices.

We manage our exposure to various risks according to an umbrella risk management policy, which was adopted by our board of directors in January 2006. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into economic hedging transactions. Additionally, this policy restricts, among other things, the amount of market-based risk that we will tolerate before implementing approved hedging strategies and does not allow for speculative trading activities. In addition to this policy, we have a risk management committee, whose primary role is to monitor compliance with the risk management policy.

In order to attempt to reduce price risk caused by market fluctuation in the commodities and interest rates, we may enter into exchange traded commodities futures, options, cash contracts and over-the-counter instruments. To manage our exposure to interest rate risk, we may also enter into certain instruments, including interest rate swaps and similar hedging techniques. These hedging arrangements also expose us to unrealized gains or losses, which are offset by physical positions in the cash market. On cash fixed-price or over-the-counter contracts there is a risk of financial loss in situations where the other party to the hedging contract defaults on its contract.

We account for these derivative instruments in accordance with the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this standard, the accounting for changes in the fair value of a derivative depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges for any of the periods reported in this Annual Report on Form 10-K and, as such, have not recorded any transactions under these rules.

Unrealized gains and losses on forward contracts for which delivery has not occurred, that are deemed to be normal purchases or normal sales under SFAS No. 133, are not recognized in our financial statements. As of December 31, 2006, we had outstanding commitments of approximately 22.4 million bushels of corn and 1.6 million tons of distillers grains under forward contracts with third-party customers for which the related commodity had not been delivered. In addition, as of December 31, 2006, we had outstanding committments of approximately 40.8 million bushels of corn and 0.9 MMBTUs of natural gas for our ethanol production facilities, for which the related commodity had not been delivered.

We extend credit to our customers in the ordinary course of business in the form of trade accounts receivable. We routinely assess the financial strength of our customers and, as a result of that assessment, believe that our trade accounts receivable credit risk exposure is limited.

We are subject to significant market risk with respect to the price of ethanol, and the price and availability of corn and natural gas, the principal raw materials we use to produce ethanol and distillers grains.

In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations.

Our gross margins depend principally on the spread between ethanol and corn prices. During the five-year period from 2002 to 2006, ethanol prices (based on price data from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.91 per gallon to a high of $3.95 per gallon, averaging $1.65 per gallon during this period. During most of 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by high oil prices and historically low corn prices. Toward the end of 2006 and in recent months however, the price of ethanol has been declining and the cost of corn has been rising. On June 30, 2006, the Chicago spot price per gallon of ethanol was $3.90, whereas on December 29, 2006, the Chicago spot price per gallon of ethanol was $2.45. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will continue to fluctuate. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could have a material adverse effect on our business, results of operations and financial condition.

We purchase significant amounts of corn to support the needs of our production plants. Higher corn costs result in lower profit margins and, therefore, represent unfavorable market conditions. We may not be able to pass along increased corn costs to our ethanol customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions (including droughts), farmers’ planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Over the eleven-year period from 1996 through 2006, corn prices (based on the CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.45 per bushel during this period. On December 29, 2006, the CBOT price of corn was $3.90 per bushel.

We rely upon third-parties for our supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the five-year period from 2002 through 2006, based on New York Mercantile Exchange, Inc., or NYMEX, daily futures data, has ranged from a low of $1.91 per Million British Thermal Units, or MMBTU, in 2002 to a high of $15.38 per MMBTU in 2005, averaging $6.21 per MMBTU during this period. On December 29, 2006, the NYMEX price of natural gas was $6.30 per MMBTU. These market conditions often are affected by factors beyond our control such as weather conditions (including hurricanes), overall economic conditions and foreign and domestic governmental regulation and relations.

We have prepared a sensitivity analysis to our exposure to market risk with respect to corn and natural gas requirements along with our ethanol and distillers grains sales, based on average prices for 2006. A hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

			Hypothetical	Change in	Percentage
			Change in	Annual Gross	Change in
		Units	Price	Profit	Gross Profit
	(In millions)			(Dollars in millions)

Corn	19.0	bushels	10%	$3.7	16%
Ethanol	49.6	gallons	10%	$9.2	38%
Distillers Grains	0.24	tons	10%	$1.1	5%
Natural Gas	1.4	MMBTU	10%	$1.2	5%

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and related notes thereto are indexed on page F-1 through F-31 and are incorporated herein by reference.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	1st	2nd	3rd	4th
	(In thousands, except per share data)

2006
Revenues	$6,019	$21,095	$33,250	64,171
Gross profit	$624	$6,389	$9,582	29,573
Net (loss) income	$(1,378)	$(1,655)	$2,510	20,955
Net (loss) income per common share:
Basic	$(0.04)	$(0.03)	$0.04	$0.36
Diluted	$(0.04)	$(0.03)	$0.04	$0.35
2005
Revenues	$—	$3,902	$6,144	$6,369
Gross profit	$—	$740	$1,093	$1,595
Net (loss) income	$(353)	$(224)	$(432)	$(3,222)
Net (loss) income per common share:
Basic	$(0.13)	$(0.05)	$(0.04)	$(0.12)
Diluted	$(0.13)	$(0.05)	$(0.04)	$(0.12)

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective because of the material weakness discussed below.

There were adjustments to our financial statements and other factors during the course of the 2006 audit which impacted our closing process and delayed the preparation of our consolidated financial statements, including all required disclosures, in a timely manner. The audit adjustments to our original trial balance impacted net income and a number of balance sheet accounts. The most significant of these entries were to adjust capitalized interest and deferred income taxes. In addition, several of these adjustments were not identified until over two months after our year end. These deficiencies constituted a material weakness in our financial close process.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During 2006, we entered into significant business acquisitions, joint ventures and financial transactions, including an initial public offering that closed in December 2006. We have implemented an internal audit function and our board of directors established an audit committee. In addition we are in the process of upgrading our systems, implementing additional financial and management controls, and reporting systems and procedures. We have hired a new chief financial officer, a tax director, and additional accounting, internal audit and finance staff. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our general computer controls and business processes. We are currently in the process of formalizing an internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.

In connection with the material weakness described above, our auditors recommended that we continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. Our auditors further recommended that we enhance and test our year-end financial close process during the quarterly Form 10-Q preparation process in 2007.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information appearing in the Proxy Statement under the headings “Directors and Director Nominees,” “Corporate Governance — Committees of the Board of Directors — Audit Committee” and “Common Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Our board has adopted a code of ethics that applies to our officers and directors, including our chief executive officer, chief financial officer and controller, and a code of business conduct and ethics that applies to our officers, directors and employees. Copies of these codes of ethics are available to shareholders without charge at our corporate website, www.usbioenergy.net, or by writing to our corporate secretary at 5500 Cenex Drive, Inver Grove Heights, Minnesota 55077. We will disclose amendments to, or waivers from, our code of ethics on our corporate website, www.usbioenergy.net.

Item 11.	Executive Compensation

James E. Dauwalter, James B. Morgan and Mark A. Ruelle currently serve as the members of the compensation committee of our board of directors.

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference: “Common Stock Ownership — Common Stock Ownership of Certain Beneficial Owners” and “Common Stock Ownership — Common Stock Ownership of Management.”

Equity Compensation Plan Information as of December 31, 2006

				Number of Securities
				Remaining for Future
				Issuance Under Equity
	Number of Securities to be		Weighted-Average	Compensation Plans
	Issued Upon Exercise of		Exercise Price of	(Excluding Securities
	Outstanding Options,		Outstanding Options,	Reflected in the
Plan Category	Warrants and Rights		Warrants and Rights	First Column)

Equity compensation plans approved by security holders	568,750		$14.00	5,406,366
Equity compensation plans not approved by security holders	1,937,000	(1)	$4.20	—

1)	Includes 1,625,000 shares issued to non-employees in connection with the termination of an administrative services agreement.

For additional information on our equity compensation plans, see Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 9 — Stock-Based Compensation, and Payments.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing in the Proxy Statement under the headings “Corporate Governance — Director Independence” and “Certain Relationships and Related Person Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information appearing in the Proxy Statement under the headings “Audit and Non-Audit Fees” and “Pre-Approval of Audit and Non-Audit Services” is incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Form 10-K:

(1) ALL FINANCIAL STATEMENTS:

Our consolidated financial statements, the consolidated financial statements of our predecessor company and the consolidated financial statements of a significant acquisition are included herein:

(2) FINANCIAL STATEMENT SCHEDULES:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

	Balance at
	beginning	Charged to	Charged to		Balance at
Description	of year	Expense	Other Accounts	Deductions	End of Year
	(Dollars in thousands)

Year ended December 31, 2006
Allowance for doubtful accounts	75	—	—	—	75
Deferred income tax valuation allowance	1,350	14,560	5,915(1)		21,825
Year ended December 31, 2005
Allowance for doubtful accounts	—	(68)	173(2)	(30)	75
Deferred income tax valuation allowance	19	1,331	—	—	1,350

1)	Allocated purchase price related to a valuation allowance on acquired state tax credits from the Platte Valley Fuel Ethanol, LLC business combination in April 2006.

2)	Allocated purchase price adjustment from United Bio Energy, LLC business combination in May 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
US BioEnergy Corporation
Inver Grove Heights, Minnesota

Our audits of the consolidated financial statements referred to in our report dated March 29, 2007, included elsewhere in this Annual Report on Form 10-K, also included the financial statement Schedule II of US BioEnergy Corporation and subsidiaries, listed in Item 15(a) (2) of this Form 10-K. This schedule is the responsibility of US BioEnergy Corporation’s management. Our responsibility is to express an opinion on this schedule based on our audits of the consolidated financial statements.

In our opinion, the financial statement Schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/
McGladrey & Pullen, LLP

Sioux Falls, South Dakota
March 29, 2007

(3) EXHIBITS:

2.1	Transaction Agreement, dated March 31, 2005, between US BioEnergy Corporation and Superior Corn Products, LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.2	Transaction Agreement, dated May 5, 2005, among US BioEnergy Corporation, United Bio Energy, LLC, ICM Marketing, Inc. and Fagen Management, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.3	Transaction Agreement, dated March 9, 2006, between US BioEnergy Corporation and Platte Valley Fuel Ethanol, LLC (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.4	Transaction Agreement, dated March 9, 2006, between US BioEnergy Corporation and Gold Energy, LLC, as amended by Amendment No. 1, dated March 15, 2006 (incorporated by reference to Exhibit 2.4 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.5	Purchase Agreement, dated March 31, 2006, between CHS, Inc. and United Bio Energy, LLC (incorporated by reference to Exhibit 2.5 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.6	Membership Interest Purchase Agreement, dated April 30, 2006, among US BioEnergy Corporation and certain scheduled interest holders (incorporated by reference to Exhibit 2.6 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.5 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 4.6 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 27, 2006, File No. 333-136279)
4.2	Subscription Agreement, dated November 17, 2005, between US BioEnergy Corporation and CHS Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
4.3	Shareholders’ Agreement, dated December 20, 2006, between US BioEnergy Corporation and the shareholders signatories thereto (incorporated by reference to Exhibit 99.2 to Schedule 13D, filed by Gordon W. Ommen and certain affiliates with the SEC on December 26, 2006, with respect to the common stock, par value $0.01 per share, of US BioEnergy Corporation, File No. 005-82277)
10.1	Standard Form of Agreement between Owner and Design-Builder -- Lump Sum, dated August 26, 2005, between Superior Corn Products, LLC and Fagen, Inc (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†
10.2	Standard Form of Agreement between Owner and Design-Builder -- Lump Sum, dated August 26, 2005, between US Bio Albert City, LLC and Fagen, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†

10.3	Lump Sum Design-Build Agreement, dated January 6, 2006, between Val-E Ethanol, LLC and Fagen, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†
10.4	Lump Sum Design-Build Expansion Agreement, dated April 24, 2006, between Platte Valley Fuel Ethanol, LLC and Fagen, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†
10.5	First Amended and Restated Master Agreement for Design, Engineering and Construction of Dry Grind Ethanol Production Facilities (Projects in Advanced Development), dated August 10, 2006, between US BioEnergy Corporation and Fagen, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)†
10.6	Master Agreement for Design, Engineering and Construction of Dry Grind Ethanol Production Facilities (Future Development), dated August 1, 2006, between US BioEnergy Corporation and Fagen, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†
10.7	Master Loan Agreement, dated November 15, 2005, between US Bio Albert City, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 1, dated July 31, 2006, and as supplemented by the First Supplement, dated November 15, 2005, as amended, and the Second Supplement, dated November 15, 2005 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.8	Continuing Guaranty, dated November 15, 2005, between US BioEnergy Corporation and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.9	Master Loan Agreement, dated November 15, 2005, between Superior Corn Products, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 1, dated July 31, 2006, and as supplemented by the First Supplement, dated November 15, 2005, as amended, and the Second Supplement, dated November 15, 2005 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.10	Continuing Guaranty, dated November 15, 2005, between US BioEnergy Corporation and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.11	Construction Loan Agreement, dated December 10, 2003, between Platte Valley Fuel Ethanol, LLC and First National Bank of Omaha, as amended by Amendment to Promissory Note, dated September 20, 2004, Amendment No. 2, dated December 9, 2004, Amendment No. 3, dated January 9, 2005, Amendment No. 4, dated December 9, 2005, and the Letter Agreement, dated July 28, 2006 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.12	Redevelopment Contract, dated October 31, 2003, between Community Redevelopment Authority of the City of Central City, Nebraska and Platte Valley Fuel Ethanol, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.13	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)*
10.14	2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)*

10.15	Form of 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 27, 2006, File No. 333-136279)*
10.16	Services Agreement, dated November 2005, between US BioEnergy Corporation and Capitaline Advisors, LLC, as amended by the First Amendment, dated August 14, 2006 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.17	Aircraft Lease Agreement, dated March 1, 2006, between US BioEnergy Corporation and Capitaline Advisors, LLC (Beechcraft King Air B200) (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.18	Aircraft Lease Agreement, dated March 1, 2006, between US BioEnergy Corporation and Capitaline Advisors, LLC (Cessna T182T) (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.19	Lease Agreement, dated June 1, 2006, between US BioEnergy Corporation and CHS Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.20	Amended and Restated Operating Agreement of United Bio Energy Fuels, LLC, dated March 31, 2006 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.21	Management Agreement, dated March 31, 2006, between United Bio Energy Fuels, LLC and CHS Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.22	Ethanol Sales and Marketing Agreement, dated March 31, 2006, between US BioEnergy Corporation and Provista Renewable Fuels Marketing, LLC (formerly known as United Bio Energy Fuels, LLC), as amended by Amendment No. 1, effective as of March 31, 2006 (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 14, 2006, File No. 333-136279)†
10.23	Leased Employee Agreement, dated May 15, 2006, between United Bio Energy, LLC and United Bio Energy Fuels, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.24	Construction Loan Agreement, dated August 22, 2006, between Platte Valley Fuel Ethanol, LLC and First National Bank of Omaha (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.25	Form of Incentive Stock Option Agreement under the US BioEnergy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)*
10.26	Stock Option Agreement, dated November 17, 2005, between US BioEnergy Corporation and Global Ethanol, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)*
10.27	Stock Option Agreement, dated November 17, 2005, between US BioEnergy Corporation and Capitaline Advisors, LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)*

10.28	Form of Incentive Stock Option Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*
10.29	Form of Non-Qualified Stock Option Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*
10.30	Form of Restricted Stock Award Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*
21	Subsidiaries of US BioEnergy Corporation
23.1	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm, relating to the consolidated financial statements of US BioEnergy Corporation, United Bio Energy, LLC, and Platte Valley Fuel Ethanol, LLC
23.2	Consent of Kennedy and Coe, LLC, independent auditors, relating to the consolidated financial statements of United Bio Energy, LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to an order granting confidential treatment under Rule 406 of the Securities Act of 1933, as amended. Omitted portions for which confidential treatment has been granted have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIOENERGY CORPORATION

Date: March 30, 2007	By:	/s/ Gordon W. Ommen

Gordon W. Ommen
Chairman of the Board, Chief Executive Office and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Gordon W. Ommen Gordon W. Ommen	Chairman of the Board, Chief Executive Officer and President (principal executive officer)	March 30, 2007

/s/ Richard K. Atkinson Richard K. Atkinson	Senior Vice President and Chief Financial Officer (principal financial officer)	March 30, 2007

/s/ Virg G. Garbers Virg G. Garbers	Vice President and Controller (principal accounting officer)	March 30, 2007

/s/ James E. Dauwalter James E. Dauwalter	Director	March 30, 2007

/s/ Jay D. Debertin Jay D. Debertin	Director	March 30, 2007

/s/ Jennifer A. Johnson Jennifer A. Johnson	Director	March 30, 2007

/s/ Clifford F. Mesner Clifford F. Mesner	Director	March 30, 2007

/s/ James B. Morgan James B. Morgan	Director	March 30, 2007

/s/ Mark A. Ruelle Mark A. Ruelle	Director	March 30, 2007

US BIOENERGY CORPORATION

Consolidated Financial Statements
December 31, 2006, 2005, and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors
US BioEnergy Corporation
Inver Grove Heights, Minnesota

We have audited the consolidated balance sheets of US BioEnergy Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended and the period from October 28, 2004 (date of incorporation) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of US BioEnergy Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended and the period from October 28, 2004 (date of incorporation) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 123(R) “Share-Based Payment” on January 1, 2006.

/s/ McGladrey & Pullen, LLP

Sioux Falls, South Dakota
March 29, 2007

US BioEnergy Corporation

Consolidated Balance Sheets
December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands, except per share data)
ASSETS
Currents Assets
Cash and cash equivalents:
Cash and commercial paper	$170,099	$6,809
Reverse repurchase agreement	—	33,641

	170,099	40,450
Receivables	40,958	27,446
Inventories	28,420	14,671
Derivative financial instruments	7,144	—
Prepaid expenses	3,572	217
Deferred income taxes	—	51

Total current assets	250,193	82,835

Other Assets
Deposits	4,307	—
Interest rate swap	252	—
Investment in equity of unconsolidated subsidiary	1,509	—
Goodwill	65,489	2,445
Intangible assets	3,174	3,346
Other assets	52	154

	74,783	5,945

Property and Equipment, net	408,814	68,042

Total assets	$733,790	$156,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current maturities of long-term debt	$8,131	$—
Checks written on controlled disbursement accounts	13,270	6,483
Notes payable	1,815	315
Accounts payable	47,163	39,157
Accrued expenses	4,938	1,415
Deferred income tax liability	2,913	—
Deferred revenue	545	209
Other current liabilities	3,410	276

Total current liabilities	82,185	47,855

Long-term debt	140,128	6,250

Deferred income taxes	27,099	267

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, authorized 75,000,000 shares, issued none	—	—
Class A common stock, $0.01 par value, authorized 750,000,000 shares; 67,968,885 and 30,840,125 shares issued and outstanding as of December 31, 2006 and 2005, respectively	679	308
Additional paid-in capital	467,552	106,427
Retained earnings (deficit)	16,147	(4,285)

	484,378	102,450

Total liabilities and shareholders’ equity	$733,790	$156,822

See notes to consolidated financial statements.

US BioEnergy Corporation

Consolidated Statements of Operations
Years Ended December 31, 2006 and 2005 and
Period from October 28, 2004 (date of incorporation) to December 31, 2004

	2006	2005	2004
	(Dollars in thousands, except per share data)

Revenues:
Product sales	$111,966	$9,633	$—
Services and commissions	8,839	6,782	—
Other revenues	3,730	—	—

Total revenues	124,535	16,415	—

Cost of goods sold:
Cost of product sales	73,177	9,467	—
Cost of services and commissions	5,190	3,520	—

Total cost of goods sold	78,367	12,987	—

Gross profit	46,168	3,428	—
Selling, general and administrative expenses	27,089	8,016	55

Operating income (loss)	19,079	(4,588)	(55)

Other income (expense):
Interest expense	(2,076)	(467)	—
Interest income	2,436	319	1
Other income	9,814	104	—
Equity in net income of unconsolidated subsidiary (Note 6)	456	—	—
Minority interest in net loss of subsidiary (Note 6)	391	—	—

	11,021	(44)	1

Income (loss) before income taxes	30,100	(4,632)	(54)
Federal and state income tax (expense) benefit	(9,668)	401	—

Net income (loss)	$20,432	$(4,231)	$(54)

Earnings (loss) per common share:
Basic	$0.41	$(0.38)	$(0.07)
Diluted	0.41	(0.38)	(0.07)

See notes to consolidated financial statements.

US BioEnergy Corporation

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2006 and 2005 and
Period from October 28, 2004 (date of incorporation) to December 31, 2004

					Class B
			Class B		Common
	Class A	Class B	Common	Additional	Stock	Retained
	Common	Common	Stock	Paid-in	Subscriptions	Earnings
	Stock	Stock	Subscribed	Capital	Receivable	(Deficit)	Total
	(Dollars in thousands)

Balance, October 28, 2004 (date of incorporation)	$—	$—	$—	$—	$—	$—	$—
Issuance of stock subscriptions	—	—	6,000	—	(6,000)	—	—
Collection of stock subscription and issuance of 2,687,500 shares of Class B common stock	—	27	(1,250)	1,223	1,250	—	1,250
Costs of raising capital	—	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	—	(54)	(54)

Balance, December 31, 2004	—	27	4,750	1,219	(4,750)	(54)	1,192
Issuance of 946,969 shares of Class B common stock	—	9	(1,263)	1,254	1,263	—	1,263
Conversion of 3,634,469 shares of Class B common stock to Class A common stock	36	(36)	—	—	—	—	—
Issuance of 27,205,656 shares of Class A common stock	272	—	(3,487)	100,497	3,487	—	100,769
Issuance of options for common stock	—	—	—	3,552	—	—	3,552
Costs of raising capital	—	—	—	(95)	—	—	(95)
Net loss	—	—	—	—	—	(4,231)	(4,231)

Balance, December 31, 2005	308	—	—	106,427	—	(4,285)	102,450
Issuance of 37,128,760 shares of Class A common stock	371	—	—	376,882	—	—	377,253
Costs of raising capital	—	—	—	(16,156)	—	—	(16,156)
Stock-based compensation	—	—	—	399	—	—	399
Net income	—	—	—	—	—	20,432	20,432

Balance, December 31, 2006	$679	$—	$—	$467,552	$—	$16,147	$484,378

See notes to consolidated financial statements.

US BioEnergy Corporation

Consolidated Statements of Cash Flows
Years Ended December 31, 2006 and 2005 and
Period from October 28, 2004 (date of incorporation) to December 31, 2004

	2006	2005	2004
	(Dollars in thousands)

Cash Flows from Operating Activities
Net income (loss)	$20,432	$(4,231)	$(54)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,487	322	—
Amortization	1,031	487	—
Minority interest in net loss of subsidiary	(391)	—	—
Stock-based compensation	399	3,552	—
Deferred income taxes	9,905	(677)	—
Equity in net income of unconsolidated subsidiary	(456)	—	—
Gain on sale of 50% interest in Provista	(1,764)	—	—
Changes in working capital components, net of affects of business acquisitions and deconsolidation of equity method investee:
Receivables	(34,191)	(11,219)	—
Inventories	(28,884)	(9,833)	—
Prepaid expenses	(2,988)	(90)	(1)
Derivative financial instruments	(6,785)	—	—
Accounts payable	17,172	14,428	4
Accrued expenses	3,012	989	—
Deferred revenue	197	(52)	—

Net cash used in operating activities	(16,824)	(6,324)	(51)

Cash Flows from Investing Activities
Purchases of property and equipment	(206,010)	(53,388)	(441)
Cash acquired in purchase of UBE, LLC	—	103	—
Cash acquired in purchase of US Bio Woodbury, LLC	—	204	—
Acquisition of US Bio Platte Valley and US Bio Ord, net of cash received	(20,708)	—	—
Acquisition of US Bio Hankinson, LLC, net of cash received	(773)	—	—
Investment in Provista	(1,000)	—	—
Proceeds received on sale of 50% interest in Provista	2,400	—	—
Deposits made	(4,307)	—	—
Other	170	148	—

Net cash used in investing activities	(230,228)	(52,933)	(441)

Cash Flows from Financing Activities
Increase in checks written on controlled disbursement accounts	6,787	3,556	—
Debt issuance costs paid	(977)	(1,032)	—
Net change in notes payable	13,951	(6,043)	—
Proceeds from long-term debt	119,242	6,250	—
Payments of long-term debt	(1,645)	—	—
Proceeds from issuance of 23,300,563, 26,454,125 and 2,687,500 shares of common stock, respectively	255,499	96,317	1,250
Offering costs paid	(16,156)	(99)	—

Net cash provided by financing activities	376,701	98,949	1,250

Net increase in cash and cash equivalents	129,649	39,692	758

Cash and Cash Equivalents
Beginning of period	40,450	758	—

End of period	$170,099	$40,450	$758

See notes to consolidated financial statements.

US BioEnergy Corporation

Consolidated Statements of Cash Flows (continued)
Years Ended December 31, 2006 and 2005 and
Period from October 28, 2004 (date of incorporation) to December 31, 2004

	2006	2005	2004
	(Dollars in thousands)

Supplemental Disclosure of Noncash Financing and Investing Activities
Property and equipment acquired through accounts payable	$28,553	$12,318	$165
Property and equipment acquired through accrued expenses	—	—	27
Property and equipment acquired through the issuance of 73,500 shares of Class A common stock	—	294	—
Costs of raising capital in accounts payable	70	—	4
Supplemental Disclosures of Cash Flow Information
Cash payments for interest, of which $4,245 and $32 was capitalized in 2006 and 2005, respectively	5,936	469	—
Cash payments for income taxes	614	—	—
Supplemental Schedule of Noncash Investing and Financing Activities
Deconsolidation of Provista
Accounts receivable	$23,633
Inventories	17,265
Property and equipment	33
Goodwill	613
Intangible assets	395
Other assets	57

Total assets deconsolidated	41,996

Investment in equity of subsidiary	(299)
Accounts payable	(28,137)
Accrued expenses	(1,037)
Notes payable	(12,523)

Total liabilities deconsolidated	(41,996)

Net deconsolidation	$—

See note 10 for disclosures related to non-cash components of acquisitions.

See notes to consolidated financial statements.

US BioEnergy Corporation

Notes to consolidated Financial Statements
(Dollars in thousands, except per share data)

US BioEnergy Corporation

Notes to consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Note 1:	Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of US BioEnergy Corporation (USBE) and its wholly owned subsidiaries, US Bio Albert City, LLC (Albert City); US Bio Woodbury, LLC (formerly Superior Corn Products, LLC) (Woodbury); US Bio Hankinson, LLC (formerly Gold Energy, LLC) (Hankinson); US Bio Janesville, LLC; US Bio Platte Valley, LLC (formerly Platte Valley Fuel Ethanol, LLC) (Platte Valley); US Bio Ord, LLC (formerly Val-E Ethanol, LLC) (Ord); UBE Services, LLC (formerly United Bio Energy, LLC) (UBE Services); United Bio Energy Ingredients, LLC , United Bio Energy Grains, LLC; United Bio Energy Management, LLC and United Bio Energy Trading, LLC, all of which are collectively referred to herein as the “Company”. Effective April 30, 2006 United Bio Energy Grains, LLC, United Bio Energy Management, LLC and United Bio Energy Trading, LLC were merged into UBE Services. All material intercompany accounts and transactions have been eliminated in consolidation.

US BioEnergy is a producer and marketer of ethanol and distillers grains, which are derived from corn. The Company sells ethanol to refining and marketing companies in the U.S. primarily as a gasoline additive, through Provista Renewable Fuels Marketing, LLC (Provista), the Company’s ethanol marketing joint venture. The Company currently sells distillers grains to livestock operators and marketing companies in the U.S. The Company also markets distillers grains and provides facilities management and services to other ethanol producers.

On September 1, 2006, the Company began accounting for its investment in Provista by the equity method of accounting (see Note 6). Under this method, the Company’s share of the net income or loss of Provista is recognized in the Company’s statement of operations and added to or deducted from investment in equity of unconsolidated subsidiary on the Company’s balance sheet. Prior to September 1, 2006, Provista’s financial statements were included in the Company’s consolidated financial statements.

A summary of significant accounting policies follows:

Principles of consolidation:  The consolidated financial statements include the accounts of USBE and its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates significant to the financial statements include the allowance for doubtful accounts, stock-based compensation, the valuation allowance on deferred tax assets, the valuation of assets in businesses acquired and derivative financial instruments.

Revenue recognition:  Revenues from the production of ethanol and distillers grains are recorded when title passes to the customer. Ethanol and distillers from the Company’s production facilities are sold FOB shipping point. Ethanol revenues are recorded net of outbound freight, which is paid by the marketer, and marketing commissions. Revenues from the sale of grain, ethanol and related products through the Company’s marketing and services businesses are recorded when title of the products transfer to the end user. In accordance with the Company’s agreements for the procurement of grain and marketing of distillers grains for its customers, the Company pays for the products and shipping costs, and bills the end user for the products delivered. The Company recognizes revenues on these transactions on a net basis as commissions which represent the fixed margin between the amounts billed and amounts paid. Revenue from management, trading and group buying services provided to customers is recognized on a monthly basis as earned. Amounts billed or received prior to being earned are recorded as deferred revenue. For the period May 1, 2005 through August 31, 2006, the Company recorded commission revenues for the ethanol that Provista marketed to its third-party plant customers because Provista’s financial results were included in these financial statements on a consolidated basis.

The Company also engages in commodity buying and selling under contracts that do not earn a fixed margin. The Company recognizes revenues and costs on these transactions on a gross basis when title of the products transfer to the end user.

The Company receives quarterly incentive payments in connection with its third-party plant management agreements through UBE Services. This incentive revenue is recognized when no future performance contingencies exist. Quarterly incentive payments received throughout the year are deferred until the end of the third-party plant’s fiscal year, at which time it is recognized for the entire year. Incentive revenue related to third-party plant management agreements is included in services and commissions revenue and totaled approximately $1,394 and $880 for the years ended December 31, 2006 and 2005, respectively.

The Company receives an incentive credit from the State of Nebraska to produce ethanol. Alcohol fuel incentive tax credits are generated at a rate of $0.18 per gallon on the first 15,625,000 gallons of ethanol produced on a yearly basis that begins on May 1st of each year. Incentive revenue of $2,798 was recorded for the year ended December 31, 2006 and is included in other revenues. This program is set to expire in 2012.

Expense Classification:  Cost of goods sold primarily includes costs for raw material, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management and hourly compensation costs and general facility overhead charges.

Unrealized gains or loses on exchange traded corn and natural gas contracts are recognized in cost of goods sold using market-based prices.

Selling, general and administrative expenses consists primarily of salaries and expenses for management, administrative and accounting employees as well as fees paid to outside service providers such as legal, audit and consulting firms.

Cash and cash equivalents:  For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Until the third quarter of 2006, the Company invested in securities purchased under a resale agreement (reverse repurchase agreement) which was recorded at the amount at which the securities were purchased plus accrued interest.

Receivables:  Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts along with a general reserve. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received.

Inventories:  Corn, chemicals, supplies and work in process inventories are stated at the lower of cost or market on the first-in first-out method. Ethanol and distillers grains are stated at the lower of average cost or market.

Property and equipment:  Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives:

Years

Land improvements	15
Buildings	40
Leasehold improvements	3 to 6
Machinery and equipment	5 to 15
Office furniture and equipment	3 to 5

Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives. Costs associated with the Company’s ethanol plant construction projects, including capitalized interest, and costs associated with potential sites are recorded in construction in progress and will be depreciated upon the commencement of operations.

Derivative financial instruments:  The Company enters into forward cash purchase contracts and forward sales contracts of corn, natural gas, ethanol, and distiller grains, which meet the definition of a derivative under the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 133, but qualify for the normal purchases or normal sales exception to fair value accounting. These contracts provide for the purchase or sale of corn, natural gas, ethanol, or distiller grains that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. These contracts are not marked to market in these financial statements.

To reduce price risk caused by market fluctuations, the Company generally follows a policy of using exchanged-traded futures and options contracts to manage risk on future corn, natural gas, and denaturant purchases. The Company uses futures and options contracts to establish the purchase price of anticipated volumes of corn, natural gas, and denaturant requirements to be processed or purchased in a future month. These contracts do not meet the requirements under SFAS No. 133, to qualify for the normal purchases and normal sales exception to fair value accounting, due to the fact that they do not result in physical delivery of the commodity and they contain net settlement provisions. These contracts are accounted for as derivative financial instruments at fair value in the financial statements with changes in fair value being recorded in cost of goods sold. Cash flows related to these hedging activities are categorized in the same category as the item being hedged.

The fair value of the Company’s interest rate swap agreement is recognized as either an asset or liability in the consolidated balance sheets, with changes in fair value reported in interest expense in the consolidated statements of operations. In February 2007, the Company terminated its swap agreement when the Company entered into its new senior secured credit facilities.

Deposits:  Deposits primarily relate to a refundable deposit for the construction of a natural gas pipeline and deposits on letters of credit.

Goodwill and intangible assets:  Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to tangible and identified intangible assets acquired and liabilities assumed. Goodwill and intangible assets are reviewed for impairment annually or more frequently if certain impairment conditions arise. Goodwill that is impaired is written down to fair value. Intangible assets primarily consist of customer lists and contracts which are being amortized to expense over their estimated useful life of 4 years and debt issuance costs which are being amortized to expense over the term of the related debt instrument by a method which approximates the interest method. Debt issuance costs related to debt facilities that are refinanced are written off at the time the refinancing takes place. The Company has no intangible assets with indefinite useful lives.

Accrued rail car lease payments:  Certain repairs and maintenance costs on leased rail cars are paid and expensed on an ongoing basis. In addition, the Company accrues for estimated damages to rail cars that are expected to be paid at the end of the lease term.

Income taxes:  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

State investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

Earnings (loss) per common share:  Basic earnings (loss) per common share (EPS) is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur, using the treasury stock method, if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the Company’s earnings, unless such effects are antidilutive.

Segment reporting:  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s ethanol plants are managed as one operating segment and are reported as the Production reportable segment. Other operating segments are combined into the All Other category because they do not meet the quantitative thresholds to either be reported in aggregate or individually.

Fair value of financial instruments:  The carrying amounts reported on the balance sheets for cash and commercial paper, reverse repurchase agreements, checks written on controlled disbursement accounts, receivables, deposits, accounts and note payable and accrued interest approximate their fair values due to the short maturity of the instruments. Fair values for long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral and approximates the recorded value of such debt.

Stock-based compensation:  On January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement requires that the costs of all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period. SFAS No. 123R supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and eliminates the alternative use of the intrinsic value method of accounting under APB No. 25, which the Company previously used. Stock-based awards to non-employees, for which the fair value of the equity instruments issued is more reliably measurable than the fair value of the consideration received, are recognized as an expense over the vesting period based upon the fair value of the awards at the date of the grant, computed using the Black-Sholes pricing model.

Using the prospective transition method, the Company recognizes employee compensation expense for all share-based awards granted subsequent to the adoption of SFAS No. 123R and for any awards modified,

repurchased or canceled after January 1, 2006. Compensation expense for awards with graded vesting is recognized on a straight-line basis over the service periods of the awards. Also, under SFAS No. 123R, the benefits of tax deductions in excess of recognized compensation cost will be reported as a financing cash flow.

The adoption of Statement No. 123R resulted in compensation expense during 2006 of approximately $152 related to employee option grants that would not have been expensed prior to the adoption of SFAS No. 123R and, therefore, the adoption of this statement did not have a significant effect on reported income before income taxes, net income, cash flows or basic and diluted earnings per common share compared to what would have been recorded under the previous guidance under SFAS No. 123 or APB No. 25 for the year ended December 31, 2006.

As the Company used the minimum value method for pro forma disclosure purposes under the original provisions of Statement No. 123, no pro forma disclosures for awards accounted for under APB No. 25 have been presented.

Recently issued accounting pronouncements:  In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the financial statement effects of a tax position shall initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. This interpretation also may require additional disclosures related to tax positions taken. The provisions of FIN 48 are effective as of the beginning of fiscal 2007. The cumulative effect of the change in accounting principle, if any, is generally recorded as an adjustment to the opening balance of retained earnings. The Company is in the process of evaluating the effect, if any, that the adoption of FIN 48 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

Note 2:	Receivables

Receivables as of December 31 are as follows:

	2006	2005

Trade	$39,100	$27,521
Other	883	—
Receivable from related party	1,050	—

	41,033	27,521
Less allowance for doubtful accounts	75	75

	$40,958	$27,446

In March 2006, as part of the acquisition of Hankinson, the Company assumed a receivable of $1,050 from Fagen, Inc. (Fagen), an entity owned by a shareholder of the Company. This receivable becomes due and payable when Fagen mobilizes at the Company’s Hankinson construction site.

Note 3:	Inventories

Inventories as of December 31 are as follows:

	2006	2005

Ethanol	$4,752	$13,530
Distillers grains	3,496	1,141
Corn	13,923	—
Chemicals	650	—
Supplies	2,095	—
Work-in-process	3,504	—

	$28,420	$14,671

Note 4:	Goodwill and Intangible Assets

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, by reportable segment are as follows:

	Production	All Other	Total

Balance, December 31, 2004	$—	$—	$—
Acquisition of UBE	—	2,445	2,445

Balance, December 31, 2005	—	2,445	2,445
Acquisition of Platte Valley	63,657	—	63,657
Deconsolidation of Provista	—	(613)	(613)

Balance, December 31, 2006	$63,657	$1,832	$65,489

Intangible assets as of December 31, are as follows:

	2006	2005

Debt issuance costs	$2,588	$1,233
Less accumulated amortization	(455)	(54)

Debt issuance costs, net	2,133	1,179

Customer list and contracts	1,947	2,600
Less accumulated amortization	(932)	(433)
Trademarks in progress	26	—

Customer lists, contracts and trademarks, net	1,041	2,167

Total intangible assets	$3,174	$3,346

Intangible assets amortization expense for the years ended December 31, 2006 and 2005 was $1,031 and $487, respectively. Estimated amortization expense related to intangible assets subject to amortization for the next five years is as follows:

2007	$1,535
2008	771
2009	325
2010	284
2011	259

$3,174

Note 5:	Property and Equipment

Property and equipment as of December 31, are as follows:

	2006	2005

Land and land improvements	$28,710	$7,202
Buildings	74,080	—
Leasehold improvements	157	272
Machinery and equipment	224,232	778
Office furniture and equipment	2,359	422
Construction in progress	85,764	59,689

	415,302	68,363
Less accumulated depreciation	6,488	321

	$408,814	$68,042

For the years ended December 31, 2006 and 2005, the Company capitalized interest of $4,245 and $32 related to construction in progress.

Note 6:	Investment in Subsidiary

In March 2006, the Company sold 50% of its membership interest in its wholly-owned subsidiary, Provista, to CHS, Inc. (CHS), a shareholder of the Company, for $2,400, plus the assignment by CHS of a fuel delivery contract. UBE Services also assigned certain of its fuel delivery contracts to Provista and agreed to indemnify Provista for certain claims relating to Provista’s business prior to CHS becoming a member. The Company refers to this arrangement as a “joint venture” with CHS. A gain on the sale of $1,764 was recognized in 2006 and is included in other income.

In connection with the assignment of the Company’s membership interest in Provista, the Company and CHS adopted an amended and restated operating agreement of Provista. The amended and restated operating agreement appoints CHS as the manager of Provista and provides that the business of Provista will be managed by CHS under a management agreement with Provista. In exchange for these management services, CHS is paid a fee established from time to time by Provista, and approved by both members, based upon a budget prepared by CHS. The management agreement with CHS will terminate upon the earlier of the dissolution of Provista, upon sixty days written notice by CHS if Provista files a petition for bankruptcy or breaches the management agreement and such breach remains uncured for a period of thirty days, or upon sixty days written notice by Provista if CHS files a petition for bankruptcy or CHS ceases to be a member of Provista.

On March 31, 2006, the Company entered into an agreement with Provista regarding ethanol sales and marketing. Pursuant to this agreement, the Company sells to Provista, and Provista markets on the Company’s behalf, all of the ethanol produced by the Company’s existing and future plants. The ethanol marketing agreement has an initial term through November 30, 2007 and thereafter will automatically renew for one-year additional terms, unless either party provides the other with ninety days written notice of non-renewal.

Beginning on April 1, 2009, either member of Provista may initiate a buy-sell mechanism. Under this mechanism, after receiving notice of the initiation of the buy-sell mechanism, the non-initiating member must elect to either sell all of its interests in Provista to the initiating member or purchase all of the initiating member’s interest in Provista, in each case, at a purchase price not less than a specified multiple of Provista’s EBITDA.

The Company had consolidated Provista’s financial position and results of operations through August 31, 2006 because Provista was a variable interest entity and the Company was the primary beneficiary. On August 31, 2006, the Company’s guarantee of Provista’s debt was terminated and Provista paid all outstanding indebtedness to USBE, except for trade receivables related to on-going business transactions. Beginning September 1, 2006, the Company has accounted for its investment in Provista as an unconsolidated subsidiary under the equity method of accounting. Total revenues for Provista as reflected in the statement of operations were $3,799 for the period from January 1, 2006 through August 31, 2006 and $1,259 for the period from May 1, 2005 through December 31, 2005.

Note 7:	Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of the following at December 31:

	2006	2005

Notes Payable
Note payable to ICM Inc., bearing interest at .75% above the prime rate, interest payable monthly, due on demand	$315	$315
$3,500 Revolving loan to bank, related to Woodbury, bearing interest at 3.25% above the one-month LIBOR, interest payable monthly with outstanding principal balance due October 31, 2007(b)(g)	1,500	—

	$1,815	$315

Long-Term Debt
$47,300 Construction note to bank, related to Platte Valley, bearing interest at 3.1% above the one-month LIBOR, interest payable quarterly through March 20, 2007 or upon completion of construction(b)(d)(e)(h)	$18,437	$—
$75,000 Construction note to bank, related to Albert City, bearing interest at 3.50% above the one-month LIBOR, interest payable quarterly through March 30, 2007 or upon completion of construction(b)(e)(i)	72,283	—
Two term notes to bank, related to Platte Valley, bearing interest at 3.30% and 3.80% above the three-month LIBOR, due in quarterly payments of principal and interest with a final balloon payment due on September 20, 2009(a)(b)	18,388	—
Term note to bank, related to Woodbury, bearing interest at 3.25% above the one-month LIBOR with an incentive pricing clause that will reduce the interest rate to a range from 2.80% to 3.30% above the one-month LIBOR, due in quarterly principal and interest payments to November 1, 2011(b)(c)	27,660	—
$8,000 Revolving term note, related to Woodbury, bearing interest at 3.25% above the one-month LIBOR, interest payable monthly with principal due November 1, 2011. Additional principal payments of up to $2,500 per year are required if certain financial ratios are not maintained.(b)	8,000	—
Community redevelopment revenue bonds, related to Platte Valley(f)	3,491	—
Two subordinated notes payable, related to Albert City, bearing interest of 14.5%, repaid in 2006	—	6,250

	148,259	6,250
Less current maturities	8,131	—

	$140,128	$6,250

(a)	Platte Valley has entered into an interest rate swap agreement with the bank, on one of these term notes, which expires September 20, 2009, with an original notional amount of $16,450. The notional amount, which decreases over the term of the agreement as principal payments are made on the notes, was $13,367 at December 31, 2006. Under the swap agreement, Platte Valley pays interest at a fixed rate equal to 7.50% and receives interest at a variable rate equal to the 3-month LIBOR plus 3.30%. The swap agreement requires that payments be made or received quarterly. The Company must pay prepayment penalties of up to 1% of the original principal balance of an aggregate of $27,900 if the Company pays off the notes prior to 2008.

(b)	The notes contain a number of covenants restricting additional indebtedness, payment of dividends, investments or capital expenditures, transactions with affiliates and other restrictions, including certain financial covenants. Platte Valley was not in compliance with certain financial covenants contained in the construction note agreements, however as of February 7, 2007, this note has been refinanced (see Note 16). The notes are collateralized by substantially all of the assets of the applicable subsidiary, with carrying values of the following amounts: Platte Valley $214,590; Albert City $147,940 and Woodbury $72,357.

(c)	The Company must pay prepayment penalties up to 2% of the outstanding principal balances of the term note if the Company pays off the note within two years of the closing date of the note.

(d)	The Company must pay prepayment penalties of a fixed amount of $463 if the Company pays off the note during the construction project or within the first three years of the fixed or variable rate notes.

(e)	Upon successful completion of the projects and written request, the construction notes will convert to revolving term notes and term notes with five year maturities.

(f)	Platte Valley is obligated to repay Community Redevelopment Revenue Bonds, issued by the Community Redevelopment Authority (Authority) of the City of Central City, Nebraska. The redevelopment contract requires semiannual interest and principal payments through 2018. The bonds contain fixed interest rates ranging from 6.25% to 7.25%. Real estate taxes paid by Platte Valley and allocated to the Authority will be used by the Authority to pay principal and interest of the bonds. Although such real estate taxes are expected to be sufficient to repay the bonds, Platte Valley is obligated to pay any deficiency when due. The agreement is secured by a mortgage on Platte Valley’s real property which is subordinate to the term notes payable to bank and the revolving term note.

(g)	Letters of credit of $855 are outstanding under this credit facility, with an available balance of $1,145.

(h)	Letters of credit of $210 are outstanding under this credit facility, with an available balance of $28,653. A revolving construction loan of $5,000 was also available, with nothing drawn.

(i)	Letters of credit of $2,717 are outstanding under this credit facility, with no amounts available.

The future annual aggregate maturities of long-term debt as of December 31, 2006 are estimated to be as follows:

Year Ending December 31,

2007	$8,131
2008	9,287
2009	17,701
2010	6,461
2011	33,505
Thereafter	73,174

$148,259

Note 8:	Earnings Per Common Share

On December 8, 2006, the Company’s shareholders approved a 1 for 4 reverse stock split of the Company’s Class A common shares, which became effective on December 5, 2006. The par value of common shares remained $0.01 per share. The reverse stock split has been retroactively reflected in these consolidated financial statements for all periods presented.

A reconciliation of net income (loss) and common stock share amounts used in the calculation of basic and diluted earnings or loss per share (EPS) for the years ended December 31 are as follows:

		Weighted
		Average
	Net	Shares	Per Share
	Income (Loss)	Outstanding	Amount

2006:
Basic EPS	$20,432	49,521,729	$0.41
Effects of dilutive securities:
Exercise of stock options	—	917,865	—

Diluted EPS	$20,432	50,439,594	$0.41

2005:
Basic EPS	$(4,231)	11,182,010	$(0.38)
Effects of dilutive securities:
Exercise of stock options	—	—	—

Diluted EPS	$(4,231)	11,182,010	$(0.38)

2004:
Basic EPS	$(54)	807,692	$(0.07)
Effects of dilutive securities:
Exercise of stock options	—	—	—

Diluted EPS	$(54)	807,692	$(0.07)

Options outstanding of 619,875 and 1,969,875 in 2006 and 2005, respectively, and restricted stock of 239,452 in 2006, were not included in the computation of diluted EPS because their effect would have been antidilutive. No options or restricted stock were outstanding in 2004.

Note 9:	Stock-Based Compensation and Payments

Stock Incentive Plans:  The US BioEnergy Corporation 2005 Stock Incentive Plan (2005 Plan) is administered by the Board of Directors or, at its discretion, by a committee consisting of at least three members of the Board of Directors. The 2005 Plan permits the grant of awards in the form of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, or deferred stock. The Board of Directors may award unrestricted awards to recipients in its discretion or upon the attainment of specified performance goals. A total of 426,750 shares were awarded under the 2005 incentive plan. The 2005 stock incentive plan was superseded by the 2006 stock incentive plan.

On December 8, 2006 the Company’s shareholders approved the US BioEnergy Corporation 2006 Stock Incentive Plan (2006 Plan). The 2006 Plan is administered by the Board of Directors or, at its discretion, by a committee consisting of at least two members of the Board of Directors. The 2006 Plan permits the grant of awards in the form of options, which may be incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, or deferred stock. The Board of Directors may award unrestricted awards to recipients at its discretion or upon the attainment of specified performance goals.

The maximum number of shares reserved under the Plan is 6,560,943 shares of Class A common stock (Award Shares). Awards Shares covered by expired or terminated stock options and forfeited shares of restricted stock or deferred stock may be used for subsequent awards under the Plan. The Company has the ability to settle equity awards by issuing shares held in treasury or through the issuance of authorized but unissued common stock. As of December 31, 2006, there were 5,406,366 shares available to be awarded under the 2006 Plan. No awards shall be granted under the 2006 Plan more than ten years after the date of adoption of the 2006 Plan.

Employee Stock Purchase Plan:  On December 8, 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan (ESP Plan). The ESP Plan provides substantially all employees an opportunity to purchase shares of its common stock through payroll deductions of up to 10 percent of eligible compensation. The plan provides for two annual six-month phases beginning December 1 and June 1, the grant dates. On May 31 and November 30, the exercise dates, participant account balances are used to purchase shares of stock at the lesser of 90 percent of the fair value of shares on the grant date or the exercise date. The employee stock purchase plan expires September 20, 2016. A maximum of 3,280,472 shares are available for purchase under the ESP Plan. Stock sales under the Plan result in the recognition of compensation expense related to the entire discount provided.

Restricted stock:  In December 2006, the Company awarded 223,952 shares of restricted stock to certain employees and 19,250 shares of restricted stock to certain members of the Company’s Board of Directors under the 2006 Plan. The restricted stock granted to employees generally vests ratably over five years as long as the employees are employed by the Company. The restricted stock granted to the members of the Company’s Board of Directors will vest on the date of the Company’s 2007 annual shareholders’ meeting. During the vesting period, the employee has voting rights and the right to receive dividends. The shares may not be sold, assigned, transferred, pledged or otherwise encumbered until they have vested. The Company applied an average annual forfeiture rate of 2% when calculating the number of shares expected to vest, based upon comparable information for similar businesses. The Company is amortizing the $3,235 grant-date fair value of the restricted shares ratably over the five year vesting period. Unrecognized compensation expense related to the restricted stock grants was approximately $3,100 at December 31, 2006, which is expected to be recognized over a weighted average period of 4.3 years. A summary of nonvested shares for the year ended December 31, 2006 is as follows:

		Weighted-
	Number of	Average
	Nonvested	Grant Date
	Shares	Fair Value

Outstanding on December 31, 2005	—	$0.00
Granted	243,202	$14.00
Vested	—	$0.00
Forfeited	(3,750)	$14.00

Outstanding on December 31, 2006	239,452	$14.00

Stock options:  Stock options under the Plans are subject to a vesting period of up to five years from the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period. The term of an incentive stock option may not exceed ten years (or five years if issued to an optionee who owns or is deemed to own more than 10% of the combined voting power of all classes of the Company’s stock, a subsidiary, or any affiliate). The exercise price of a stock option may not be less than the fair market value of the stock on the date the option is granted (or, in the event the optionee owns more than 10% of the combined voting power of all classes of stock, the option price shall not be less than 110% of the fair market value of the stock on the date the option is granted).

In addition to the options granted under the Plans, the Company has 1,625,000 options outstanding which were granted outside of the Company’s 2005 Plan.

Stock option activity for the year ended December 31, 2006 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Stock	Price	Contractual	Intrinsic
	Options	per Share	Term (In Years)	Value

Outstanding on December 31, 2005	1,969,875	$4.00
Granted	639,375	13.72
Exercised	(1,000)	4.00
Forfeited	(102,500)	5.43

Outstanding on December 31, 2006	2,505,750	$6.42	9.12	$26,507

Vested or expected to vest at December 31, 2006	2,463,275	$6.32	9.11	$26,306

Exercisable at December 31, 2006	1,715,025	$4.00	8.87	$22,295

As of December 31, 2006, there was $4,919 of unrecognized compensation expense related to nonvested stock options. This amount is expected to be recognized as compensation expense over a weighted average period of 4.8 years.

The weighted average grant date fair value of stock options granted during the years ended December 31, 2006 and 2005 was $8.18 and $1.99, respectively. During the year ended December 31, 2006, 1,000 options, which had an intrinsic value of $8, were exercised for cash proceeds of $4. The exercise of the stock options did not result in a tax benefit for the Company, as the options that were exercised were Incentive Stock Options under Section 422 of the Internal Revenue Code. The Company issued new shares to satisfy this exercise. No options were exercised during the year ended December 31, 2005. The Company expects to satisfy exercises of options in the future through the issuance of authorized but unissued common stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (the minimum value method was used for 2005):

	Years Ended December 31,
	2006	2005

Expected term (in years)	6.5	7 - 10
Risk free interest rate	4.61%	4.4% to 4.6%
Expected volatility	57%	Not applicable
Expected dividend yield	0%	0%

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Company applied an annual forfeiture rate of 2% when calculating the amount of options to vest as of December 31, 2006. This rate was based on comparable information for similar businesses. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin No. 107, where the “expected term = ((vesting term + original contractual term)/2).” The expected stock price volatility assumption was based on the average volatility of a similar public company for the period prior to the Company’s initial public offering. The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used in the valuation based on the historical experience of the Company.

On June 23, 2006 the Company modified two option grants. The grants were to two individuals who were members of the Board of Directors as of the original grant date. Under the terms of the original grant, if the individuals no longer served on the Board of Directors the options were to terminate. On June 23, 2006 these individuals ceased to be members of the Board, however, the Company agreed to allow the options to continue in effect in exchange for the individuals providing consulting services to the Company over the remaining vesting period. A total of 30,000 options were affected by this modification. Additional compensation expense of approximately $117 was recognized related to this modification. Additional unrecognized compensation expense of approximately $138 is expected to be recognized over the next 22 months as a result of the modifications.

Total compensation recognized in the statement of operations for all stock-based compensation arrangements was $399 for the year ended December 31, 2006, with a recognized deferred income tax benefit of $107 related thereto. The Company recognized stock-based compensation expense to non-employees of $3,552 in 2005 for stock-option grants which has been included in selling, general and administrative expense in the consolidated statements of operations. An income tax benefit of $1,349 was recorded in 2005 for stock-based compensation, with a related valuation allowance established. The valuation allowance on this item was reversed in 2006. No stock-based compensation expense was recognized during the year ended December 31, 2004.

Note 10:	Acquisitions

Effective April 30, 2005, the Company acquired all of the outstanding members’ equity of Woodbury, a development stage company. This transaction allowed the Company to expedite its expansion into ethanol production. In addition, the site is close to major oil companies. The results of Woodbury’s operations have been included in the consolidated financial statements since that date. In connection with the acquisition, USBE issued 375,000 shares of Class A common stock valued at $1,251 to the former owners of Woodbury. The value of the shares issued was determined based on the value established by recent stock transactions.

The following table summarizes the fair values of the assets acquired at the date of the Woodbury acquisition. Property and equipment acquired consisted primarily of the value assigned to a contract to build an ethanol plant, which is being depreciated over the estimated useful lives of the related assets effective September 1, 2006 when the Woodbury plant began commercial operations.

Cash	$204
Property and equipment	915
Deferred income taxes	132

Total assets acquired	$1,251

On May 1, 2005, the Company acquired all of the outstanding shares of United Bio Energy, LLC (UBE), 40% of which was owned by a shareholder of the Company. The acquisition of UBE moved the Company into the ethanol and distiller marketing, grain procurement, and third-party management services. In addition to providing these services to third parties, the Company’s intention was to utilize the expertise within UBE to construct and manage its own ethanol production facilities. The results of UBE’s operations have been included in the consolidated financial statements since that date. In connection with the acquisition, USBE issued 1,250,000 shares of Class A common stock valued at $4,170 to the former owners of UBE. The value of the shares issued was determined based on the value established by recent stock transactions with unrelated parties. Intangible assets of $2,600 were acquired, consisting of customer contracts and lists, with a weighted-average useful life of four years.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the UBE acquisition. The goodwill was assigned to the All Other segment category.

Cash	$103
Other current assets	21,204
Property, plant and equipment	1,009
Other assets	490
Goodwill	2,445
Finite life intangible assets	2,600

Total assets acquired	27,851

Current liabilities	(22,656)
Long-term liabilities	(1,025)

Total liabilities assumed	(23,681)

Net assets acquired	$4,170

On March 31, 2006, the Company acquired all of the outstanding common shares of Hankinson, a development stage company. The operations of Hankinson have been included in the Company’s consolidated statement of operations beginning April 1, 2006. Hankinson was formed in 2005 to finance, own and operate an ethanol plant being built near Hankinson, North Dakota.

The aggregate purchase price was $8,106, including $1,050 of cash and 787,500 shares of the Company’s Class A common stock valued at $7,056. The value of the common shares issued was determined based on a valuation of the Company’s common stock using a discounted cash flow analysis.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Hankinson acquisition. Property and equipment acquired consisted primarily of the value assigned to a contract to build an ethanol plant, which will be depreciated over the estimated useful lives of the related assets once the plant is constructed and begins operations. The deferred tax liability relates to the amount assigned to property and equipment in excess of the tax basis of these assets.

Cash	$277
Receivable from related party — Fagen, Inc., an entity owned by a shareholder	1,050
Property and equipment	10,243

Total assets acquired	11,570
Deferred tax liability	(3,464)

Net assets acquired	$8,106

On April 30, 2006, the Company acquired all of the outstanding common shares of Platte Valley and Ord. The results of their operations have been included in the consolidated financial statements beginning on that date. Platte Valley was a 40 million gallon per year (mmgy) nameplate annual capacity plant which has since been expanded to a 80 mmgy nameplate capacity ethanol plant, operating near Central City, Nebraska. Ord was a developmental stage company, formed to finance, own and operate a 45 mmgy nameplate capacity ethanol plant near Ord, Nebraska.

These transactions allowed the Company to expedite its expansion into the ethanol market since Platte Valley’s initial plant has been operational since 2004 and its expansion at Central City, Nebraska and the new construction at Ord, Nebraska were in progress. The primary factor that resulted in recognition of goodwill was the impact on the purchase price of the expected favorable spread between the sales price of ethanol and its co-products as compared to the related production costs.

The aggregate purchase price was $154,699, including $40,000 of cash and 12,801,245 shares of the Company’s Class A common stock valued at $114,699. The value of the common shares issued was determined based on a valuation of the Company’s common stock using a discounted cash flow analysis.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Platte Valley and Ord acquisition. Property and equipment acquired includes the $9,333 value assigned to contracts to build the Ord ethanol plant and expand Platte Valley’s plant, which will be depreciated over the estimated useful lives of the related assets once the plants are constructed and begin operations. The deferred tax liability relates to the amount assigned to property and equipment in excess of the tax basis of these assets. The goodwill was allocated to the Production segment.

Cash	$19,292
Other current assets	4,616
Property and equipment	113,802
Other assets	1,802
Goodwill	63,657

Total assets acquired	203,169

Current liabilities, excluding current maturities of long-term debt	(7,492)
Long-term debt	(24,412)
Deferred tax liability	(16,427)
Other long-term liabilities	(139)

Total liabilities assumed	(48,470)

Net assets acquired	$154,699

In connection with the above purchase price allocations for the operational ethanol plant and development stage ethanol companies acquired, the Company gathered information and compared the purchase prices for these acquisitions with the construction costs of the ethanol plants internally developed by the Company for which it had negotiated construction contracts at approximately the same time as these acquisitions. Based on this analysis, the Company determined that as of the dates of these acquisitions there had been a significant increase in the construction costs of ethanol plants, compared to the construction costs agreed upon under the construction contracts the Company acquired in these transactions and, even more so, as compared to the existing operating facilities at Platte Valley. Accordingly, significant portions of the purchase prices for these acquisitions have been allocated to property and equipment related items, including the operational plant at Platte Valley, the existing contracts acquired to build plants at Ord, Hankinson and Woodbury and the contract acquired to expand Platte Valley, which include site acquisition and development costs. In addition, no amounts were allocated to customer based intangibles, since these acquired entities had no favorable contracts or other relationships with customers that could not be obtained in the open market at the time of acquisition. The deductible goodwill associated with this acquisition was approximately $24,000.

To the extent that identified assets relate to property and equipment related items, including plant construction, the Company is depreciating these amounts from the date the plant was acquired (in the case of Platte Valley) or placed into service.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2006 and 2005, as though Woodbury, UBE, Hankinson, Platte Valley and Ord had been acquired as of the beginning of each period are as follows:

	2006	2005

Revenues	$153,705	$104,659
Net income	26,085	9,035
Basic earnings per common share	0.47	0.37
Diluted earnings per common share	0.46	0.37

Note 11:	Segment Information

The Company’s Production segment includes those production facilities that are currently manufacturing ethanol or are being constructed for that purpose. The Production segment includes Albert City, Platte Valley, Woodbury, Hankinson, Janesville and Ord. The All Other category in the following tables is primarily the marketing and management operations of UBE Services, UBE Ingredients and Provista (which were previously collectively presented as a separate services reportable segment), cash to be used towards the construction of ethanol plants, intersegment receivables and corporate operations. Subsequent to August 31, 2006, the activities of Provista are being accounted for under the equity method of accounting and, as such, the All Other segment assets no longer include the assets of Provista except for the Company’s equity method investment in Provista. All Other includes the statement of operations information for Provista on a consolidated basis through August 31, 2006 and only the Company’s equity in Provista’s earnings after that date. A summary of segment information for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006
	Production	All Other	Total

Revenues from external customers	$108,262	$16,273	$124,535
Intersegment revenues	—	451	451
Depreciation and amortization expense	6,016	1,502	7,518
Interest expense	2,774	(698)	2,076
Equity in net income of unconsolidated subsidiary	—	456	456
Interest income	469	1,967	2,436
Segment pretax income (loss)	34,973	(4,873)	30,100
Segment assets as of December 31, 2006	537,395	222,518	759,913
Capital expenditures for segment assets	203,681	—	203,681

	2005
	Production	All Other	Total

Revenues from external customers	$—	$16,415	$16,415
Depreciation and amortization expense	—	809	809
Interest expense	—	467	467
Interest income	—	319	319
Segment pretax income (loss)	(999)	(3,633)	(4,632)
Segment assets as of December 31, 2005	74,225	113,130	187,355
Capital expenditures for segment assets	52,700	688	53,388

	2004
	Production	All Other	Total

Revenues from external customers	$—	$—	$—
Depreciation and amortization expense	—	—	—
Interest income	—	1	1
Segment pretax income (loss)	—	(54)	(54)
Segment assets as of December 31, 2004	—	1,391	1,391
Capital expenditures for segment assets	—	441	441

The following schedule is presented to reconcile assets in the foregoing segment information to the amounts reported in the Company’s consolidated financial statements.

	2006	2005	2004

Assets:
Total assets of the Production segment	$537,395	$74,225	$—
All Other assets	222,518	113,130	1,391
Elimination of intercompany receivables	(26,123)	(30,533)	—

Total consolidated assets	$733,790	$156,822	$1,391

The components of revenues for the years ended December 31, are as follows:

	2006	2005	2004

Product sales:
Ethanol	$95,379	$4,681	$—
Distillers grains	11,805	1,048	—
Corn	3,859	2,777	—
Other commodities	923	1,127	—
Services and commissions:
Services	2,901	3,139	—
Commissions	5,938	3,643	—
Other revenue:	3,730	—	—

	$124,535	$16,415	$—

For the period beginning September 1, 2006 and ending December 31, 2006, the Company recorded revenues of $61,716 from sales to Provista, which represent over 10% of total revenues for the year. Prior to this time period the Company consolidated the sales of Provista; none of the sales during this time period were more than 10% of total revenues. All the sales to Provista where for ethanol and were recorded within the Production segment. The trade receivables from Provista as of December 31, 2006 were $11,752.

Note 12:	Commitments, Contingencies and Credit Risk

Master design-build letter agreement:   In August, 2006, the Company entered into master design-build agreements with Fagen, Inc. that provide the Company with a number of build slots for ethanol plants through 2010. These agreements supersede a previous master design-build agreement with Fagen Inc. dated January 31, 2005.

In connection with the Company’s acquisitions of Platte Valley, Ord and Hankinson, the Company assumed agreements with Fagen Inc. to expand the Platte Valley plant and to construct the Ord and Hankinson ethanol facilities. As of December 31, 2006, the outstanding construction commitments to Fagen, Inc. totaled approximately $334,012.

On December 8, 2006, the Company entered into an agreement with an unrelated entity to waive its rights under one of the master agreements with respect to a single committed plant so as to permit Fagen, Inc. to negotiate and execute a design-build agreement with the other entity with respect to a single dry-grind fuel grade ethanol plant. As consideration for this agreement, the Company received $8,000 in December 2006, which has been recognized as other income. In addition, the Company will receive and recognize an additional $4,000 when Fagen, Inc. mobilizes at the construction site.

Forward purchase contracts:  The Company’s forward contracts are deemed “normal purchases and normal sales” under FASB Statement No. 133, and, therefore, unrealized gains and losses on these contracts are not recognized in the Company’s financial statements. As of December 31, 2006, the Company had outstanding commitments of approximately 22,445,000 bushels of corn and, 1,640,000 tons of distillers grains under forward contracts for third-party customers and approximately 40,761,000 bushels of corn and 935 MMBTUs of natural gas for its own ethanol production facilities, for which the related commodity had not been delivered.

Contingencies:  The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of material at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No such liabilities were recorded at December 31, 2006.

The Company is involved in various legal and regulatory proceedings. In December 2006, a former equity holder of Platte Valley, which the Company acquired in April 2006, asserted claims against the Company, Ron Fagen and an entity controlled by Mr. Fagen relating to the Company’s acquisition of Platte Valley alleging, among other things, fraud and breach of fiduciary duty. The Company believes that the claims lack merit.

Management believes that an adequate provision for probable losses has been made and, accordingly, believes that the ultimate disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Credit risk:  The Company extends credit to customers in the ordinary course of business. A substantial portion of its customers’ ability to honor their contracts is dependent upon the ethanol industry. The Company maintains its cash balances with commercial banks in deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2006, the Company had $123,518 of cash equivalents which were invested in money market funds held through one banking institution.

Lease commitments:  The Company leases rail cars used to transport distillers grains and office space under operating leases. The Company then rents most of these rail cars to customers as provided for under its service agreements with ethanol plants. In addition, the Company subleases ethanol rail cars from Provista. The future minimum lease payments for these subleases are as follows.

2007	$8,844
2008	9,628
2009	8,721
2010	8,579
2011	6,543
Thereafter	6,443

$48,758

The total rental expense included in the statement of operations for the year ended December 31, 2006 was $5,738 and the net rental expense, after deducting rental income of $4,867 from subleases to third-party plants was $871.

The total rental expense included in the statement of operations for the year ended December 31, 2005 was $3,026 and the net rental expense, after deducting rental income of $2,928 from subleases was $98.

The Company is responsible for repairs and maintenance on the distillers grains rail cars, as well as damages that are assessed at the end of the lease term. Accruals recorded for estimated damages as of December 31, 2006 and 2005 were $268 and $73, respectively.

Note 13:	Related Party Transactions

Transactions with Capitaline Advisors, LLC and Affiliates

Capitaline Advisors, LLC (Capitaline Advisors) is owned by Gordon Ommen, the Company’s Chief Executive Officer and President and a major stockholder. Capitaline Advisors provides the Company with consulting and administrative services and office space in Brookings, South Dakota, pursuant to a services agreement. For the years ended 2006 and 2005, the Company paid Capitaline Advisors $780 and $246, respectively, for the services and office space provided under this agreement. In addition, the Company pays Capitaline Advisors a monthly fee for travel services, including the use of aircraft owned by Capitaline Advisors, and other miscellaneous expenses. For the years ended December 31, 2006 and 2005, the Company paid Capitaline Advisors $336 and $10, respectively, for these travel services. At December 2006, the Company had an outstanding payable of $37. No amounts were payable at December 31, 2005.

On May 23, 2006, the Company terminated a financial advisory services agreement with Capitaline Advisors and paid Capitaline Advisors a termination fee of $4,800, which is included in selling, general and administrative expenses. Under the agreement Capitaline Advisors had the right to provide the Company financial advisory services in connection with any purchase, acquisition, sale or disposition of any properties or assets having an aggregate transaction value in excess of $5,000. Capitaline Advisors also had the right to provide financial advisory services in connection with any public securities offering by the Company. In November 2005, the Company issued stock options of 812,500 to Capitaline Advisors in connection with the termination of an administrative service agreement.

In March 2006, Gordon Ommen and Capitaline Renewable Energy III, LP, one of the funds managed by Capitaline General Partner, LLC, which in turn is managed by Capitaline Advisors, purchased 310,312 and 3,250,000 shares of the Company’s common stock, respectively, for a purchase price of approximately $2,500 and $26,000, respectively, in connection with a private stock sale transaction. In September 2005, Capitaline Renewable Energy II, LP purchased 6,875,000 shares of the Company’s common stock for an aggregate of $27,500 in connection with a private stock sale.

Transactions with Fagen, Inc. and Affiliates

Fagen, Inc., a company related by common ownership, constructed the Company’s Platte Valley, Woodbury and Albert City ethanol plants and is currently constructing the Company’s Ord, Hankinson, Janesville and Dyersville ethanol plants. For the year ended December 31, 2006 and 2005, the Company paid Fagen, Inc. $188,379 and $41,400, respectively, for construction services. At December 31, 2006 and 2005 the Company had an outstanding payable of $18,475 and $16,862, respectively.

In March 2006, Ron Fagen and Platte Valley Energy, LLC, an entity controlled by Ron Fagen and his spouse, Diane Fagen, purchased 310,312 and 1,675,000 shares of the Company’s common stock, respectively, for a purchase price of approximately $2,500 and $13,400, respectively, in connection with a private stock sale transaction. Ron Fagen had significant ownership in Platte Valley, Ord and UBE at the time the Company acquired these entities.

In November 2005, the Company issued stock options of 812,500 to Global Ethanol, Inc., a company that is 90.36% owned by Ron and Diane Fagen in connection with the termination of an administrative services agreement.

Transactions with CHS Inc.

The Company’s executive offices are located in Inver Grove Heights, Minnesota, where office space is leased from CHS. For the year ended December 31, 2006 and 2005, the Company paid CHS $300 and $0, respectively, as rent under the lease for this office space. At December 31, 2006 the Company had an outstanding payable of $19. No amounts were payable at December 31, 2005.

The Company purchased $12,746 of grain from CHS during the year ended December 31, 2006.

On March 31, 2006, CHS purchased 4,375,000 shares of the Company’s common stock for an aggregate purchase price of $35,000 in connection with a private stock sale transaction. On November 17, 2005, CHS purchased 8,750,000 shares of the Company’s common stock for an aggregate price of $35,000 in connection with a private stock sale transaction.

In March 2006, the Company sold 50% of its membership interest in its wholly-owned subsidiary, Provista, to CHS (see Note 6).

Transactions with Provista Renewable Fuels Marketing

Provista is a 50% owned equity method affiliate of the Company. In March 2006, the Company entered into a master agreement whereby Provista markets all the ethanol production at its existing and future plants. Provista is paid marketing fees based on a percentage of the ethanol sales price, terminal storage fees and outbound freight related to sales transactions. In addition, the Company pays a monthly sub-lease fee for ethanol railcars. For the year ended December 31, 2006, the Company paid Provista $1,974 for these service fees. At December 31, 2006, the Company had an outstanding receivable of $12,702 related to sales transactions and an outstanding payable of $129 related to ethanol railcar sub-leases.

In March 2006, The Company’s UBE Services subsidiary entered into an agreement with Provista, pursuant to which UBE Services provides services of certain of its employees to Provista. For the year ended December 31, 2006, Provista paid UBE Services $63 for services provided under this agreement.

Note 14:	Income Tax Matters

Net deferred tax liabilities consist of the following components as of December 31, 2006 and 2005:

	2006	2005

Deferred tax assets:
Stock-based compensation and payments	$1,456	$1,349
Organization and start up costs	1,168	533
State tax credit carry forwards	21,825	—
Net operating loss carry forward	1,647	—
Other	885	152

	26,981	2,034
Less: valuation allowance	(21,825)	(1,350)

	5,156	684

Deferred tax liabilities:
Derivative financial instruments	(2,572)	—
Property and equipment	(30,317)	—
Finite life intangible assets	(799)	(823)
Prepaid expenses	(1,193)	(77)
Other	(287)	—

	(35,168)	(900)

Net deferred tax liabilities	$(30,012)	$(216)

The federal net operating loss carry forward expires in 2026. The various state net operating loss carryforward expiration dates vary based on state regulations from 5 to 20 years. The state tax credits expiration dates vary based on state regulations from 7 to 15 years.

The components giving rise to the net deferred tax liabilities described above have been included in the accompanying balance sheets as of December 31 are as follows:

	2006	2005

Current assets	$—	$51
Current liabilities	(2,913)	—
Noncurrent liabilities	(27,099)	(267)

Total deferred tax liabilities	$(30,012)	$(216)

The 2006 deferred tax liabilities include $19,891 of deferred tax liabilities related to 2006 acquisition activity.

US BioEnergy Corporation

Notes to consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The provision for income tax expense (benefit) charged to operations for the years ended December 31, 2006 and 2005 and 2004 consists of the following:

	2006	2005	2004

Current:
Federal	$(243)	$222	$—
State	6	54	—
Deferred
Federal	9,114	(588)	—
State	791	(89)	—

	$9,668	$(401)	$—

The income tax expense (benefit) differs from the amount of income tax expense (benefit) determined by applying the U.S. Federal income tax rate to pretax income or loss for the years ended December 31, 2006, 2005 and 2004 due to the following:

	2006	2005	2004

Computed “expected” tax expense (benefit)	$10,398	$(1,621)	$(19)
State income tax expense (benefit), net of federal tax effect	318	(139)	—
State tax credits	(15,910)	—	—
Change in valuation allowance	14,560	1,331	19
Other, net	302	28	—

	$9,668	$(401)	$—

A $21,825 valuation allowance has been recorded as of December 31, 2006, related to acquired and generated state tax credits. The Company cannot conclude that it will more likely than not generate sufficient taxable income in the applicable states to utilize the state tax credit carry forwards prior to their expiration and, as a result, established the valuation allowance. Of this amount $5,915 relates to acquired state tax credits of Platte Valley, and will be used to reduce goodwill if the valuation allowance on these credits is ever reversed. The reversal of other valuation allowance amounts, if ever recognized, will reduce future income tax expense.

Note 15:	Retirement Plan

The Company sponsors a 401(K) retirement plan covering substantially all employees. Total matching contributions by the Company to this plan were $180, $68 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Note 16:	Subsequent Events

On February 1, 2007, the Company and Big River Resources, LLC (Big River) entered into an Operating Agreement relating to Big River Resources Grinnell, LLC (Big River Grinnell). The Operating Agreement contains terms and conditions relating to the operation and governance of Big River Grinnell, an Iowa limited liability company formed for the purpose of developing, constructing, owning, and operating a 100 million gallon per year ethanol production facility near Grinnell, Iowa. The Company and Big River each own 50% of Big River Grinnell. In exchange for its 50% interest in Big River Grinnell, the Company contributed $4 million in cash and a build slot under the master design-build agreement between the Company and Fagen, Inc., dated

US BioEnergy Corporation

Notes to consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

in August 2006. Additional capital contributions in connection with the construction of the plant will be made as determined from time to time by the board of Big River Grinnell. The Company and Big River each have the right to designate three members to the board of Big River Grinnell. Site work at the Grinnell facility commenced on December 1, 2006, however due to pending lawsuits relating to zoning issues at the facility, Grinnell’s debt financing facility has been delayed. As a result, no date has been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell facility.

On February 7, 2007, the Company entered into five senior secured credit facilities with AgStar Financial Services, ACA, as administrative agent and as a lender, and a group of other lenders. The senior secured credit facilities include $337,200 structured as construction loans for Hankinson, Janesville, Dyersville and Ord. The construction loans include up to $5,000 per project to be available for letters of credit. In addition, Platte Valley borrowed $89,700 under one of these senior secured credit facilities to refinance its existing construction and term note credit facilities. The Hankinson, Janesville and Dyersville construction loans will provide funds necessary to finance up to 60% of construction costs. The Company must provide the necessary funds to provide for 40% of the construction costs before funds are available under each credit facility. In addition, a $10,000 seasonal revolving credit facility is available under the senior secured credit facility for the Platte Valley facility. A $10,000 seasonal revolving credit facility will also be available to each of Hankinson, Janesville, Dyersville and Ord upon the conversion of each construction loan to a term loan. In connection with the refinancing of Platte Valley, the Company incurred and expensed a prepayment penalty of $1,484 and wrote off $714 of debt financing costs.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
United Bio Energy, LLC
Inver Grove Heights, Minnesota

We have audited the accompanying consolidated statements of operations, member’s equity and cash flows of United Bio Energy, LLC (Company) for the period from January 1, 2005 to April 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the results of operations, changes in members’ equity and cash flows of United Bio Energy, LLC for the period from January 1, 2005 to April 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  McGladrey & Pullen, LLP
Sioux Falls, South Dakota
June 21, 2006

Independent Auditors’ Report

To the Board of Directors
United Bio Energy, LLC

We have audited the accompanying consolidated statements of operations, members’ equity and cash flows of United Bio Energy, LLC for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Bio Energy, LLC for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the financial statements, the 2004 financial statements have been restated to reflect revenue at net amounts (on an as agent basis) instead of gross amounts, to remove certain intangibles recorded upon the initial capitalization of the Company and the subsequent amortization of those intangibles and to reclassify long-term debt to short-term.

/s/ Kennedy & Coe, LLC

Wichita, Kansas
February 18, 2005 except for Notes 9 and 10,
  as to which the date is July 14, 2006.

United Bio Energy, LLC

Consolidated Statements of Operations
Period from January 1, 2005 to April 30, 2005 and Year Ended December 31, 2004

	2005	2004
	(Dollars in thousands)

Revenues:
Product sales	$3,592	$30,777
Services and commissions	2,849	4,876

Total revenues	6,441	35,653

Cost of goods sold:
Cost of product sales	3,489	30,412
Cost of services and commissions	2,926	3,209

Total cost of goods sold	6,415	33,621

Gross profit	26	2,032
Selling, general and administrative expenses	1,043	2,714

Operating loss	(1,017)	(682)

Other income (expense):
Interest expense	(119)	(219)
Loss on investments	—	(4)
Other income	—	58

	(119)	(165)

Net loss	$(1,136)	$(847)

Pro forma amounts as if the Company were a taxable entity (unaudited):
Pro forma income tax benefit	$—	$—
Pro forma net loss	(1,136)	(847)

See Notes to Consolidated Financial Statements.

United Bio Energy, LLC

Consolidated Statements of Member’s Equity
Period from January 1, 2005 to April 30, 2005 and Year Ended December 31, 2004

	Class A		Class B		Accumulated
	Units	Amount	Units	Amount	Deficit	Total
	(Dollars in thousands)

Balance, December 31, 2003	—	$—	—	$—	$—	$—
Capital contributions:
ICM Marketing, Inc.	2,325,000	—	—	—	—	—
Fagen Management, LLC	—	—	1,550,000	1,550	—	1,550
Net loss	—	—	—	—	(847)	(847)

Balance, December 31, 2004	2,325,000	—	1,550,000	1,550	(847)	703
Net loss	—	—	—	—	(1,136)	(1,136)

Balance, April 30, 2005	2,325,000	$—	1,550,000	$1,550	$(1,983)	$(433)

See Notes to Consolidated Financial Statements.

United Bio Energy, LLC

Consolidated Statements of Cash Flows
Period from January 1, 2005 to April 30, 2005 and Year Ended December 31, 2004

	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(1,136)	$(847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	66	139
Amortization	116	288
Loss on disposal of assets	—	3
Loss on investments	—	4
Changes in working capital components, net of assets contributed and liabilities assumed at inception:
Accounts receivable	688	(6,808)
Related party and employee receivables	—	149
Inventories	43	(5,392)
Prepaid expenses	60	(185)
Deposits	(46)	(58)
Accounts payable	665	6,879
Accrued expenses and other current liabilities	153	98

Net cash provided by (used in) operating activities	609	(5,730)

Cash Flows from Investing Activities
Purchases of property and equipment	(396)	(682)
Proceeds from sale of equipment	—	74
Disbursements resulting in notes receivable	(235)	—
Purchases of certificates of deposit	(100)	—
Purchase of investment	—	(100)

Net cash used in investing activities	(731)	(708)

Cash Flows from Financing Activities
Increase in checks written on controlled disbursement accounts	154	—
Debt issuance costs paid	(28)	(211)
Payments on notes payable	(313)	(1,369)
Increase in note payable to related party	—	315
Advances under notes payable	—	6,356
Cash portion of capital contributions:
ICM Marketing, Inc.	—	759
Fagen Management, LLC	—	1,000

Net cash provided by (used in) financing activities	(187)	6,850

Net increase (decrease) in cash and cash equivalents	(309)	412
Cash and Cash Equivalents
Beginning	412	—

Ending	$103	$412

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$118	$182
Supplemental Disclosures of Noncash Investing and Financial Activities ICM Marketing, Inc.:
Assets contributed and liabilities assumed, recorded at historical cost:
Cash	$—	$759
Accounts receivable	—	6,309
Due from related parties	—	175
Inventory	—	2,113
Prepaid expenses	—	1
Property and equipment, including property held for sale	—	302
Accounts payable	—	(7,912)
Accrued expenses	—	(378)
Short-term note payable	—	(1,369)

Net assets contributed for member units issued	$—	$—

Fagen Management, LLC:
Assets contributed, recorded at fair value:
Cash	$—	$1,000
Intangible assets	—	550

Assets contributed for member units issued	$—	$1,550

See Notes to Consolidated Financial Statements.

United Bio Energy, LLC

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:  United Bio Energy, LLC and subsidiaries (together referred to herein as the Company) provides general and plant management, grain origination, ethanol and ethanol co-product marketing and risk consulting services to ethanol plants. The Company enters into agreements with plants to sell grain in amounts necessary for the plant’s production needs and to purchase ethanol and ethanol co-products in amounts equal to the plant’s production. To fulfill these obligations, the Company enters into contracts with grain producers and oil companies for the purchase of grain and sale of ethanol, respectively.

United Bio Energy, LLC (UBE) was formed in November 2003 by ICM Marketing, Inc. (60% ownership) and Fagen Management, LLC (40% ownership). On January 1, 2004, United Bio Energy, LLC assumed all assets and liabilities of ICM Marketing, Inc., which were recorded at the carrying value to ICM Marketing, Inc. since ICM Marketing, Inc. and UBE were under common control. Certain other assets (cash and intangibles) were contributed by Fagen Management, LLC and accounted for at fair value under the purchase method of accounting.

A summary of significant accounting policies follows:

Principles of consolidation:  The consolidated financial statements include UBE and its wholly-owned subsidiaries, United Bio Energy Fuels, LLC, United Bio Energy Grain, LLC, United Bio Energy Ingredients LLC, United Bio Energy Management, LLC and United Bio Energy Trading, LLC. All material intercompany balances and transactions have been eliminated in the consolidation.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates significant to the financial statements include the allowance for doubtful accounts.

Revenue recognition:  Revenues from the sale of grain, ethanol and related products are recorded when title of the products transfer to the end user. In accordance with the Company’s agreements for the procurement of grain and marketing of ethanol and related products for its customers, the Company pays for the products and shipping costs, and bills the end user for the products delivered. The Company recognizes revenues on these transactions on a net basis as commissions which represent the fixed margin between the amounts billed and amounts paid.

Revenue from management, trading and group buying services provided to customers is recognized on a monthly basis as earned. Amounts billed or received prior to being earned are recorded as deferred revenue.

The Company also engages in commodity buying and selling under contracts that do not earn a fixed margin. The Company recognized revenues and costs on these transactions on a gross basis when title of the products transfer to the end user.

The Company receives quarterly incentive payments in connection with its plant management agreements. Incentive payments are recognized quarterly as income due to termination provisions in the agreements and adjusted at the end of the plant’s fiscal year for the actual results of operations for the full fiscal year.

Cash and cash equivalents:  For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts receivable and bad debts:  Accounts receivable are presented at face value, net of the allowance for doubtful accounts. The allowance for doubtful accounts is established through provisions charged against income and is maintained at a level believed adequate by management to absorb estimated bad debts based on historical experience and current economic conditions.

United Bio Energy, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

The Company’s policy is to charge interest on trade receivables outstanding over 30 days; accrual of interest is discontinued when management believes collection is doubtful. Receivables are considered past due based upon payment terms set forth at the date of the related sale. The Company had trade receivables of $166 as of December 31, 2004, which were 60 days or more past due and still accruing interest. The Company had no past due trade receivables as of December 31, 2004, for which the accrual of interest had been discontinued.

Inventories:  Inventories are stated at lower of cost, using the first-in and first-out (FIFO) method, or market. Inventories as of December 31, 2004 consist primarily of $6,445 of ethanol finished goods and $1,060 of distillers grains finished goods, which are in transit.

Depreciation:  Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Estimated useful lives generally used in computing depreciation are:

Years

Buildings and improvements	10-39
Equipment	5-7
Furniture and fixtures	5-7
Computers and software	3-5
Vehicles	5

Income taxes:  The Company operates as a limited liability company that is taxed as a partnership; therefore, the results of operations are included on the income tax returns of each individual member.

Advertising:  The Company’s policy is to expense advertising costs as the costs are incurred. Advertising costs for the period from January 1, 2005 to April 30, 2005 and the year ended December 31, 2004 were $4 and $58, respectively.

Segment reporting:  The Company is managed as a single reportable segment.

Fair value of financial instruments:  The carrying amounts reported on the balance sheet for cash and cash equivalents, receivables, investments, accounts and note payable and accrued interest approximate their fair values due to the short maturity of the instruments.

Debt issuance costs:  Debt issuance costs are amortized over the term of the related debt instrument by a method that approximates the interest method. Amortization expense for the period from January 1, 2005 to April 30, 2005 and the year ended December 31, 2004 was $25 and $13, respectively. Estimated amortization expense is expected to be as follows: for the period from May 1, 2005 to December 31, 2005 $54; for the year ended 2006 $80; and for the year ended 2007 $67.

Finite life intangible assets:   Finite life intangibles consist of customer contracts and lists recognized at estimated fair value at the date contributed by Fagen Management, LLC, net of accumulated amortization. Finite life intangible assets are reviewed for impairment if certain impairment conditions arise. Finite life intangible assets are amortized on a straight-line basis over their estimated useful lives of 2 years. Amortization expense for the period from January 1, 2005 to April 30, 2005 and the year ended December 31, 2004 was $91 and $275, respectively. Estimated amortization expense is expected to be $184 for the period from May 1, 2005 to December 31, 2005.

Note 2.	Member Units

At December 31, 2004, there were 2,325,000 Class A member units and 1,550,000 Class B member units outstanding. Each Class A and B unit are entitled to one vote each. Under the Company’s operating agreement, the Company has five managers, of which three are appointed by Class A unit holders and two by Class B

United Bio Energy, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

unit holders. Profits and losses are allocated to members in proportion to the number of units held by each member.

Note 3.	Commodity Futures Contracts

During 2004, the Company engaged in grain derivative (futures contracts) trading activity intended to take advantage of grain pricing opportunities from, and minimize the risk of, trading in the market. The derivatives are marked to market, resulting in immediate recognition of the resulting gain or loss. The value of open contracts are included in inventories. During the year ended December 31, 2004, these activities resulted in net gains of $86. The gains are reported in cost of product sales. The Company has categorized cash flows related to hedging activities in the same category as the item being hedged. There was no futures contract trading activity during the period from January 1, 2005 to April 30, 2005.

Note 4.	Notes Payable

The note payable to related party at December 31, 2004 consisted of a loan from ICM, Inc. for funds advanced for operating expenses. The note has a variable interest rate (5.00% at December 31, 2004), is payable on demand and is unsecured.

The note payable to bank consists of an asset-based lending agreement with LaSalle Business Credit, LLC (LaSalle) with maximum borrowings allowed of $20,000, limited to a percentage of accounts receivable, at a variable interest rate (6.25% at December 31, 2004). The agreement matures on November 4, 2007, however, LaSalle may reduce the maximum line of credit or make demand for repayment prior to maturity. The line of credit is collateralized by substantially all assets of the Company. The agreement requires that the Company maintain certain levels of tangible net worth and earnings. The agreement provides for up to $2,000 of letters of credit. At December 31, 2004, the Company had no letters of credit. Under the terms of the agreement, checks presented for payment against the specified controlled disbursement accounts are treated as requests for advances against the agreement. Amounts on deposit in specified lockbox accounts are recognized as reductions in the outstanding note balances. ICM, Inc. and Fagen, Inc. (related parties) have guaranteed up to $4,000 of debt under the agreement.

Note 5.	Leases

The Company leases rail cars and office space under operating leases. The Company then rents most of the rail cars to customers as provided for under its services agreements with ethanol plants. Net rent expense for the period from January 1, 2005 to April 30, 2005 was $192. Rent expensed and collected during the year ended December 31, 2004 was $2,596 and $2,261, respectively, for a net rent expense of $335. The Company is responsible for repairs and maintenance on the rail cars, as well as damages that are assessed at the end of the lease term.

Future minimum lease payments as of April 30, 2005 are due as follows:

May 1, 2005 to December 31, 2005	$1,830
2006	2,467
2007	1,031
2008	295
2009	267
Thereafter	927

$6,817

United Bio Energy, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Note 6.	Commitments and Credit Risk

Forward purchase contracts:  Unrealized gains and losses on forward contracts are deemed “normal purchases and normal sales” under Financial Accounting Standards Board Statement No. 133, as amended and, therefore, are not recognized in the Company’s financial statements.

Credit risk:  The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade account receivables. The Company maintains cash balances at four financial institutions. Accounts at these institutions are secured by the Federal Deposit Insurance Corporation up to $100. At times, the Company’s bank balances may exceed $100.

The Company extends credit to customers. A substantial portion of its customers’ ability to honor its contracts is dependent upon the ethanol industry.

Sales by product and service for the period from January 1, 2005 to April 30, 2005 and year ended December 31, 2004 were as follows:

	2005	2004

Ethanol	$348	$15,692
Distillers grains	576	1,940
Corn	1,688	6,963
Other commodities	980	6,182
Services	1,354	1,426
Commissions	1,495	3,450

	$6,441	$35,653

Activity from one customer represented $5,144 of revenues (14% of revenues) for the year ended December 31, 2004.

Settlement:  The Company negotiated a $1,090 settlement for a claim from a customer related to ethanol purchases. The expense for this claim was recognized as of March 31, 2005 and is included in cost of services and commissions.

Note 7.	Related Party Balances

Interest expense of $5 and $16 was incurred to a related party on funds advanced for operating expenses under a promissory note at a variable interest rate (4.75% at April 30, 2005) for the period from January 1, 2005 to April 30, 2005 and the year ended December 31, 2004, respectively.

The Company earned commissions from related parties of $838 and $1,956, respectively, for the period from January 1, 2005 to April 30, 2005 and the year ended December 31, 2004.

Note 8.	Retirement Plan

The Company sponsors a profit sharing plan covering full-time and part-time employees. Contributions are made at the Company’s discretion. Profit sharing expense was $68 and $39 for the period from January 1, 2005 to April 30, 2005 and the year ended December 31, 2004.

Note 9.	Subsequent Event

Effective May 1, 2005, US BioEnergy Corporation acquired all of the outstanding member interests of the Company by issuing 1,250,000 shares (after a 1 for 4 reverse stock split) of its Class A common stock.

United Bio Energy, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in thousands, except per share data)

Note 10.	Restatement

The Company sells grain, ethanol and related products to its customers. The Company previously reported such sales and related cost of sales on a gross basis. However, the Company never takes delivery of these products, the amount the Company earns on these transactions is fixed, and the Company has minimal credit risk in these transactions. Accordingly, the Company has restated its 2004 financial statements to report these transactions on a net basis (as an agent), which revenues represent the net margin on the transactions. Gross billings previously reported for these transactions were $337,041 for the year 2004, which resulted in services and commissions revenues of $4,876, after restatement.

The 2004 financial statements have been restated to reflect cost of services and commissions separate from selling, general and administrative expenses.

The Company restated its 2004 financial statements to reflect products in transit as inventory rather than a completed sale. The net effect of this change is a reduction of equity of $54 as of December 31, 2004, and a decrease in net income of $54 for the year 2004.

The assets contributed by ICM Marketing, Inc. were adjusted to reflect consistent treatment of inventory in transit resulting in the following adjustment: increase in goodwill of $54. The net effect of this change is an increase in net income of $54 for the year 2004.

The Company restated its 2004 financial statements to reflect the controlling ownership of the Company by ICM Marketing, Inc. upon formation. Management had previously considered the formation and contribution of assets and liabilities by ICM Marketing, Inc. and Fagen Management, LLC as a simultaneous transaction, and recorded the intangible assets contributed by both members to reflect their proportionate ownership. However, since the transfer between ICM Marketing, Inc. and the Company involves entities under common control, the assets and liabilities contributed by ICM Marketing, Inc. were recorded by the Company at ICM Marketing, Inc.’s historical cost at the date of the transfer. The effect of the restatement was to eliminate all goodwill and intangible assets contributed by ICM Marketing, Inc. upon the initial capitalization of the Company. Accordingly, amortization of intangible assets for the year 2004 was reduced by $491. The net effect of these changes was a reduction in equity of $1,531 as of December 31, 2004, and an increase in net income of $491 for the year 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
US BioEnergy Corporation
Inver Grove Heights, Minnesota

We have audited the accompanying consolidated balance sheet of Platte Valley Fuel Ethanol, LLC and subsidiary as of December 31, 2005 and the related consolidated statements of operations, members’ equity and cash flows for each year in the two year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Platte Valley Fuel Ethanol, LLC and subsidiary as of December 31, 2005 and the results of their operations and their cash flows for each year in the two year period then ended in conformity with U.S. generally accepted accounting principles.

/s/  McGladry & Pullen, LLP

Sioux Falls, South Dakota
June 9, 2006

Platte Valley Fuel Ethanol, LLC

Consolidated Balance Sheet
December 31, 2005

(Dollars in Thousands)

Assets
Current Assets
Cash and cash equivalents	$20,552
Receivables	1,418
Inventories	2,237
Prepaid expenses	560

Total current assets	24,767

Other Assets
Interest rate swap	238
Debt issuance costs, net of amortization of $126	410

648

Property and Equipment, net	55,682

$81,097

Liabilities and Members’ Equity
Current Liabilities
Current maturities of long-term debt	$3,388
Accounts payable	1,624
Accrued property taxes	835
Other accrued expenses	461
Derivative financial instruments	8

Total current liabilities	6,316

Long-term Debt, less current maturities	21,800

Minority Interest in Subsidiary	2,624

Commitments and Contingencies
Members’ Equity
Member capital contributions	25,499
Retained earnings	24,858

50,357

Total liabilities and members’ equity	$81,097

See Notes to Consolidated Financial Statements.

Platte Valley Fuel Ethanol, LLC

Consolidated Statements of Operations
Years Ended December 31, 2005 and 2004

	2005	2004
	(Dollars in Thousands)

Revenues:
Product sales	$84,581	$47,718
Other revenues, incentive income	5,109	8,188

Total revenues	89,690	55,906
Cost of goods sold, product sales	66,347	46,917

Gross profit	23,343	8,989
Selling, general and administrative expenses	1,776	1,320

Operating income	21,567	7,669

Other income (expense):
Interest expense	(1,559)	(1,681)
Interest income	301	2
Other income	31	12

	(1,227)	(1,667)

Income before minority interest	20,340	6,002
Minority interest in net loss of subsidiary	38	—

Net income	$20,378	$6,002

Pro forma amounts as if the Company were a taxable entity (unaudited):
Pro forma income tax expense	$7,700	$2,200
Pro forma net income	12,678	3,802

See Notes to Consolidated Financial Statements.

Platte Valley Fuel Ethanol, LLC

Consolidated Statements of Members’ Equity
Years Ended December 31, 2005 and 2004

(Dollars in Thousands)
Members’ equity, December 31, 2003	$19,168
Collection of subscriptions receivable	6,309
Net income	6,002

Members’ equity, December 31, 2004	31,479
Net income	20,378
Member distributions	(1,500)

Members’ equity, December 31, 2005	$50,357

See Notes to Consolidated Financial Statements.

Platte Valley Fuel Ethanol, LLC

Consolidated Statements of Cash Flows
Years Ended December 31, 2005 and 2004

	2005	2004
	(Dollars in Thousands)

Cash Flows From Operating Activities
Net income	$20,378	$6,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,335	2,791
Amortization	97	29
Minority interest in net loss of subsidiary	(38)	—
Changes in current assets and liabilities:
Receivables	1,920	(3,338)
Inventories	(715)	(1,522)
Prepaid expenses	(34)	(526)
Derivative financial instruments	(412)	182
Accounts payable	(90)	1,575
Accrued expenses	535	606

Net cash provided by operating activities	25,976	5,799

Cash Flows From Investing Activities
(Increase) decrease in restricted cash held in escrow	1,004	(281)
Purchases of property and equipment	(3,820)	(35,553)

Net cash used in investing activities	(2,816)	(35,834)

Cash Flows From Financing Activities
Proceeds from long-term debt	—	33
Principal payments on long-term debt	(7,508)	(661)
Proceeds from short-term debt	3,744	33,628
Principal payments on short-term debt	(3,744)	(5,000)
Debt issuance cost paid	—	(536)
Capital contributed	—	6,309
Member distributions	(1,500)	—
Proceeds from minority interest in subsidiary	2,662	—

Net cash provided by (used in) financing activities	(6,346)	33,773

Net increase in cash and cash equivalents	16,814	3,738
Cash and Cash Equivalents
Beginning of year	3,738	—

End of year	$20,552	$3,738

Supplemental Disclosure of Cash Flow Information
Cash payments for interest, of which $210 was capitalized in 2004	$2,046	$1,568
Supplemental Disclosure of Noncash Investing and Financing Activities
Conversion of short-term debt to long-term debt	$—	$27,900
Property and equipment acquired through accounts payable	139	197
Property and equipment acquired through subordinated note payable to a member	—	1,835

See Notes to Consolidated Financial Statements.

Platte Valley Fuel Ethanol, LLC

Notes to Consolidated Financial Statements
(Dollars in Thousands, except per share data)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:  Platte Valley Fuel Ethanol, LLC, a Nebraska limited liability company, owns and operates a 40 million gallon nameplate annual production ethanol plant located in Central City, Nebraska.

A summary of significant accounting policies follows:

Principles of consolidation:  The consolidated financial statements include the accounts of Platte Valley Fuel Ethanol, LLC and its 50.2% owned subsidiary, Val-E Ethanol, LLC, which was formed on May 2, 2005 to develop and operate a 45 million gallon nameplate annual production ethanol plant near Ord, Nebraska. Platte Valley Fuel Ethanol, LLC and Val-E Ethanol, LLC are collectively referred to as the “Company”. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition:  Revenue from the production of ethanol and related products is recorded when title transfers to customers. Ethanol and related products are generally shipped FOB shipping point.

The Company receives incentives to produce ethanol from the State of Nebraska and from the United States Department of Agriculture. In accordance with the terms of these arrangements, incentive income is recorded based on the increase in the production level of ethanol.

Expense classification:  Cost of goods sold primarily includes costs for raw material, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, plant management and hourly compensation costs, general facility overhead charges, and commissions paid to marketers.

Selling, general and administrative expenses consists primarily of salaries and expenses for management and accounting employees as well as fees paid to outside service providers such as legal, audit and consulting firms.

Cash and cash equivalents:  For purposes of reporting cash flows, the Company considers all cash and money market accounts to be cash equivalents, except for restricted cash held in escrow.

Receivables:  Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of outstanding amounts on a monthly basis. When deemed necessary, management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts along with a general reserve. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. As of December 31, 2005, there was no allowance for uncollectible amounts.

Inventories:  Corn, chemicals, supplies and work in process inventories are stated at the lower of cost or market on the first-in first-out method. Ethanol and distillers grains are stated at the lower of average cost or market.

Derivative financial instruments:  The Company hedges a portion of its future corn, natural gas and denaturant purchases to the extent considered necessary for minimizing risk from market price fluctuations. Exchange-traded futures contracts and forward contracts in which delivery of the related commodity has occurred, are valued at fair market value. The Company is hedging its exposure with forward and futures contracts through 2006. Unrealized gains and losses on forward contracts, in which delivery has not occurred,

Platte Valley Fuel Ethanol, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in Thousands, except per share data)

are deemed “normal purchases and normal sales” under Financial Accounting Standards Board (FASB) Statement No. 133, as amended, and therefore, are not marked to market in the Company’s financial statements. Market value adjustments are recorded directly to current earnings through cost of goods sold. For the years ended December 31, 2005 and 2004, the Company recorded an expense of $808 and $3,655, respectively, in connection with its hedging activities.

The fair value of the Company’s interest rate swap agreement is recognized as either an asset or liability in the consolidated balance sheets, with changes in fair value reported in interest expense in the consolidated statements of operations.

The Company has categorized cash flows related to hedging activities in the same category as the item being hedged.

Debt issuance costs:  Debt issuance costs are amortized over the term of the related debt instrument by a method which approximates the interest method. Amortization of debt issuance costs was $97 and $29 during 2005 and 2004, respectively. Future amortization of debt issuance costs, based on debt outstanding as of December 31, 2005, is expected to be as follows: 2006 $97; 2007 $97; 2008 $97; 2009 $71; 2010 $5; and thereafter $43.

Property and equipment:   Property and equipment is stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives:

Years
Land improvements	20
Buildings	20
Machinery and equipment	5-20
Office furniture and equipment	5-10

Construction in progress will be depreciated once construction is completed and the assets are placed into service, which is expected to occur in 2006.

Income taxes:  The Company is taxed under sections of federal and state income tax laws which provide that, in lieu of corporation income taxes, the members account for their prorata shares of the Company’s items of income, deductions, losses and credits. Therefore, the accompanying consolidated financial statements do not include any provision for federal or state income taxes.

Advertising costs:  Advertising costs are expensed when incurred and totaled $12 and $11 for 2005 and 2004, respectively.

Fair value of financial instruments:  The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables, accounts payable and accrued interest approximate their fair values due to the short maturity of the instruments. Fair values for long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral. The total carrying value of long-term debt reported on the balance sheet approximates its fair value. Fair values for derivative financial instruments and the interest rate swap are determined based on quoted market prices and such instruments are recorded at fair value on the accompanying balance sheets.

Segment reporting:  The Company is managed as a single reportable segment.

Recent accounting pronouncement:  In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs. FASB Statement No. 151 amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. FASB Statement No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, FASB

Platte Valley Fuel Ethanol, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in Thousands, except per share data)

Statement No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of FASB Statement No. 151 are effective for fiscal years beginning after June 15, 2005. The Company does not expect the implementation of FASB Statement No. 151 to have a material effect on the Company’s consolidated financial position or results of operations.

Note 2.	Receivables

A summary of receivables at December 31, 2005 is as follows:

Trade	$1,248
Incentive	41
Broker	90
Other	39

$1,418

Note 3.	Inventories

A summary of inventories at December 31, 2005 is as follows:

Corn	$349
Chemicals	235
Supplies	615
Work in process	254
Ethanol	779
Distillers grains	5

$2,237

Note 4.	Property and Equipment

A summary of property and equipment at December 31, 2005 is as follows:

Land and land improvements	$5,857
Buildings	13,983
Machinery and equipment	40,091
Office furniture and equipment	316
Construction in progress	2,560

62,807
Less accumulated depreciation	7,125

$55,682

Note 5.	Note Payable

The Company has a loan agreement with a Bank that provides for a revolving line of credit of $5,000, subject to renewal on December 8, 2006, and two construction term notes as described in Note 6. The revolving line of credit bears interest at 3.80% above the 1 month LIBOR rate (7.80% at December 31, 2005) with an incentive pricing clause that will reduce the interest rate to a range from 2.80% to 3.30% above

Platte Valley Fuel Ethanol, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in Thousands, except per share data)

the 1 month LIBOR if the Company maintains specified debt to net worth ratio levels. The agreement is secured by substantially all of the Company’s assets and matures on September 20, 2009. The agreement contains restrictive covenants concerning the maintenance of certain financial ratios and limits the amount of cash distributions that may be paid to the members to no more than 40% (65% once retained earnings exceeds outstanding debt) of the previous fiscal year’s net income or that amount which would result in the Company at the time of distribution, remaining in compliance with any of the covenants set forth in the agreement, and ongoing financial reporting requirements to the lender. Prepayment of outstanding borrowings prior to September 2007 would result in a prepayment penalty of up to 3%. The Company is required to make additional principal payments based on an excess cash flow requirement as defined in the agreement. In addition, the agreement provides for an unused commitment fee of 0.20% of the average unused portion of the note. As of December 31, 2005, no amounts were outstanding under the revolving line of credit.

Note 6.	Long-term Debt

Variable rate term note to bank, bearing interest at 3.30% above the 3 month LIBOR (7.80% at December 31, 2005), due in quarterly payments of principal and interest with a final balloon payment due on September 20, 2009, collateralized by substantially all of the assets of the Company(a)	$14,776
Variable rate term note to bank, bearing interest at 3.80% above the 3 month LIBOR with an incentive pricing clause that will reduce the interest rate to a range from 2.80% to 3.30% above the 3 month LIBOR (7.30% at December 31, 2005), due in quarterly payments of $552, which includes principal and interest to September 20, 2009, collateralized by substantially all of the assets of the Company	6,743
Community redevelopment revenue bonds(b)	3,669

25,188
Less current maturities	(3,388)

$21,800

(a)	The Company entered into an interest rate swap agreement with the bank effective June 21, 2004 and expiring September 20, 2009, with an original notional amount of $16,450. The notional amount, which decreases over the term of the agreement as principal payments are made on the notes, was $14,776 at December 31, 2005. Under the swap agreement, the Company pays interest at a fixed rate equal to 7.50% and receives interest at a variable rate equal to the 3 month LIBOR plus 3.30% (7.80% as of December 31, 2005). The swap agreement requires payments be made or received quarterly. The fair value of the swap agreement was recorded as an asset of $238 as of December 31, 2005.

(b)	The Company is obligated to repay Community Redevelopment Revenue Bonds, issued by the Community Redevelopment Authority (Authority) of the City of Central City, Nebraska. The redevelopment contract requires interest only payments in 2005 and semiannual interest and principal payments beginning June 1, 2006 through 2018. The bonds contain fixed interest rates ranging from 6.25% to 7.25%. Real estate taxes paid by the Company and allocated to the Authority will be used by the Authority to pay principal and interest of the bonds. Although such real estate taxes are expected to be sufficient to repay the bonds, the Company is obligated to pay any deficiency when due. The agreement is secured by a mortgage on the Company’s real property which is subordinate to the variable term notes payable to bank and the revolving term note.

Platte Valley Fuel Ethanol, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in Thousands, except per share data)

Long-term debt maturities are as follows:

Years ending December 31,

2006	$3,388
2007	3,580
2008	3,781
2009	11,552
2010	229
Thereafter	2,658

$25,188

Note 7.	Members’ Equity

Platte Valley Fuel Ethanol, LLC sold membership units during 2003 for a total of $25,499 and at December 31, 2003 had $6,309 of membership subscriptions receivable which were offset against members’ equity. The outstanding subscriptions receivable were collected in 2004. At December 31, 2005, there were 509.97 membership units outstanding. The Company is managed by a Board of Managers and the operating agreement provides that the profits and losses of Platte Valley Fuel Ethanol, LLC are allocated in proportion to the membership units held. Members do not have rights to take part in the management of the Company. Transfers of membership units are prohibited except as provided for under the operating agreement. Platte Valley Fuel Ethanol, LLC has perpetual duration, unless it is dissolved and its affairs wound up in accordance with law or pursuant to its operating agreement.

Note 8.	Employee Benefit Plan

The Company has a defined contribution plan available to its qualified employees. The Company matches 100% of the contributions of qualified employees up to 3% of the eligible salary of each employee. Company contributions totaled $37 and $25 for the years ended December 31, 2005 and 2004, respectively.

Note 9.	Related Party Transactions, Commitments and Contingencies and Concentrations

The Company’s Central City, Nebraska plant was constructed by one of its members for a total contract price of approximately $51,000. Construction was substantially complete as of May 2004 when production began.

The Company recorded interest expense of $35 and $29 related to a subordinated note payable to a member for the years ended December 31, 2005 and 2004, respectively.

The Company purchases a substantial portion of its denaturant from one of its members. Denaturant purchases from the member were $2,080 and $1,683 for the years ended December 31, 2005 and 2004, respectively. Accounts payable related to these purchases totaled $14 at December 31, 2005.

The Company markets all of its ethanol through United Bio Energy, LLC (UBE). The term of the agreement is for a one year period with automatic renewal for successive one year terms, unless either party gives written notice within 90 days prior to the expiration of the current term. The agreement includes provisions that require rail car leases be entered into by the marketer for the benefit of the Company. Upon termination of the marketing agreement, the Company is required to assume the leases and be obligated to the terms and conditions of the leases. As of December 31, 2005, the marketer leases 120 rail cars through March 31, 2007 with automatic renewals for successive 36 month terms unless canceled by either party. For the years ended December 31, 2005 and 2004, respectively, the Company incurred $733 and $486 under the

Platte Valley Fuel Ethanol, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in Thousands, except per share data)

lease agreement. Future minimum lease payments on the railroad cars are $698 in 2006 and $175 in 2007. See Note 10 for subsequent acquisition of the Company by US BioEnergy Corporation, the parent of UBE.

The Company enters into forward ethanol contracts to manage the risk of price volatility. At December 31, 2005, the Company had entered into contracts to sell approximately 35,000,000 gallons of ethanol at an average price of $1.70 per gallon.

The Company has an agreement with UBE to provide management services of essentially all of the day to day activities of its plant for a minimum of $350 per year. The agreement is renewable annually and includes incentive bonuses based on the profitability of the Company, with a maximum of $350 per year. Under this agreement, the Company incurred $734 and $327, which included incentive bonuses of $350 and $0 for the years ended December 31, 2005 and 2004, respectively.

The Company has an agreement with UBE to purchase approximately 15 million bushels of corn per year. The agreement is renewable annually, unless either party gives written notice within 90 days prior to the expiration of the current term. As of December 31, 2005, the Company had outstanding commitments to purchase approximately 11,500,000 bushels of corn at an average price of $2.13 per bushel under forward contracts.

The Company has an agreement to purchase all electric energy requirements for an annual minimum charge of $115 until the agreement expires in May 2008. For the years ended 2005 and 2004, the Company incurred $1,006 and $633, respectively, under the agreement.

At December 31, 2005, the Company had outstanding commitments to purchase approximately 640,000 MMBTU of natural gas at an average price of $9.52 per MMBTU.

The Company receives an incentive payment from the United States Department of Agriculture (USDA) for the use of corn to produce ethanol. In accordance with the terms of this program, income is recorded based on incremental production of ethanol compared to the prior year. The incentive is calculated on the USDA fiscal year of October 1 to September 30 and paid quarterly. Incentive revenue from the USDA of $2,311 and $5,390 was recorded for the years ended December 31, 2005 and 2004, respectively. The USDA issued notice that incentive payments for use of corn to produce ethanol will end in June 2006.

The Company also receives an incentive payment from the State of Nebraska (State) to produce ethanol. In accordance with the terms of this program, income is recorded based on the increase in gallons of ethanol produced. Incentive revenue of $2,798 and $2,798 was recorded for the years ended December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had construction in progress to construct additional grain storage bins, with a remaining commitment of $534.

Substantially all of the Company’s facilities are subject to federal, state and local regulations relating to the discharge of materials into the environment. Compliance with these provisions has not had, nor does management expect to have, any material effect upon operations. Management believes that the current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements.

In December 2005, the Company entered into a contract for excavation and site improvements for the Val-E Ethanol, LLC ethanol plant. The agreement requires total payments of $1,573. As of December 31, 2005, construction costs of $139 were incurred under the contract and are included in accounts payable. Also see Note 10.

In the ordinary course of business, the Company is party to claims and litigation. Management believes these matters will not have a material effect on the operations of the Company.

Platte Valley Fuel Ethanol, LLC

Notes to Consolidated Financial Statements — (Continued)
(Dollars in Thousands, except per share data)

Net sales for the years ended December 31, 2005 and 2004 include sales to the following major customers, together with the receivables due from those customers:

	Years Ended
	December 31,
Customer	2004	2005

UBE for ethanol	$40,997	$74,886
Marketer for wet distillers grain, a related party	6,721	9,682

	$47,718	$84,568

Receivable Balance
Customer	as of December 31, 2005

UBE	$1,089
Marketer for wet distillers grain, a related party	159

$1,248

As of December 31, 2005, the Company had cash balances in excess of federally insured limits at one commercial bank which totaled approximately $21,300.

Note 10.	Subsequent Events (Unaudited)

Construction contract — Val-E Ethanol, LLC:  In January 2006, the Company entered into a design-build contract with one of its members for the design, engineering and construction for the Val-E Ethanol, LLC ethanol plant. The agreement requires total payments of approximately $52,000, not including the water pre-treatment system and fire protection system which will be provided pursuant to a change order on a time and materials basis.

In January 2006, the Company obtained a commitment from a bank for the financing of the Val-E Ethanol, LLC ethanol plant. The financing package includes a construction and variable term loan for 60% of the total project costs limited to $42,840 with an operating line of credit of $5,000 and letters of credit up to $1,000.

Plant expansion:  In April 2006, the Company entered into a design-build contract with one of its members for expansion of its ethanol plant located in Central City, Nebraska, to 80 million gallon nameplate annual production. The agreement requires total payments of approximately $43,000, not including the water pre-treatment system and fire protection system which will be provided pursuant to a change order on a time and materials basis.

In June 2006, the Company obtained a commitment letter from a bank for the financing of the related expansion. The financing package includes a construction and variable term loan for the lesser of $46,300 or 40% of member’s equity, an operating line of credit for $5,000 and letters of credit up to $1,000.

Acquisition by US BioEnergy Corporation:  The Company and the 49.8% minority interest of Val-E Ethanol, LLC were acquired by US BioEnergy Corporation (USBE) as of April 30, 2006 for consideration of $40,000 in cash, 12,801,245 shares (after a 1 for 4 reverse stock split) of USBE Class A common stock valued at $114,699, and additional consideration of $35,000 in cash if USBE does not go effective with a qualifying registration statement for an initial public offering of its Class A common stock by June 30, 2007. If USBE has not filed a qualifying registration statement as of December 20, 2006, the former members of the Company have the right to terminate and unwind the acquisition by delivery of written notice to USBE by December 28, 2006.

EXHIBIT INDEX

2.1	Transaction Agreement, dated March 31, 2005, between US BioEnergy Corporation and Superior Corn Products, LLC (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.2	Transaction Agreement, dated May 5, 2005, among US BioEnergy Corporation, United Bio Energy, LLC, ICM Marketing, Inc. and Fagen Management, LLC (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.3	Transaction Agreement, dated March 9, 2006, between US BioEnergy Corporation and Platte Valley Fuel Ethanol, LLC (incorporated by reference to Exhibit 2.3 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.4	Transaction Agreement, dated March 9, 2006, between US BioEnergy Corporation and Gold Energy, LLC, as amended by Amendment No. 1, dated March 15, 2006 (incorporated by reference to Exhibit 2.4 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.5	Purchase Agreement, dated March 31, 2006, between CHS, Inc. and United Bio Energy, LLC (incorporated by reference to Exhibit 2.5 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
2.6	Membership Interest Purchase Agreement, dated April 30, 2006, among US BioEnergy Corporation and certain scheduled interest holders (incorporated by reference to Exhibit 2.6 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.5 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 4.6 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 27, 2006, File No. 333-136279)
4.2	Subscription Agreement, dated November 17, 2005, between US BioEnergy Corporation and CHS Inc. (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
4.3	Shareholders’ Agreement, dated December 20, 2006, between US BioEnergy Corporation and the shareholders signatories thereto (incorporated by reference to Exhibit 99.2 to Schedule 13D, filed by Gordon W. Ommen and certain affiliates with the SEC on December 26, 2006, with respect to the common stock, par value $0.01 per share, of US BioEnergy Corporation, File No. 005-82277)
10.1	Standard Form of Agreement between Owner and Design-Builder -- Lump Sum, dated August 26, 2005, between Superior Corn Products, LLC and Fagen, Inc (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†
10.2	Standard Form of Agreement between Owner and Design-Builder -- Lump Sum, dated August 26, 2005, between US Bio Albert City, LLC and Fagen, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†

10.3	Lump Sum Design-Build Agreement, dated January 6, 2006, between Val-E Ethanol, LLC and Fagen, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†
10.4	Lump Sum Design-Build Expansion Agreement, dated April 24, 2006, between Platte Valley Fuel Ethanol, LLC and Fagen, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†
10.5	First Amended and Restated Master Agreement for Design, Engineering and Construction of Dry Grind Ethanol Production Facilities (Projects in Advanced Development), dated August 10, 2006, between US BioEnergy Corporation and Fagen, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)†
10.6	Master Agreement for Design, Engineering and Construction of Dry Grind Ethanol Production Facilities (Future Development), dated August 1, 2006, between US BioEnergy Corporation and Fagen, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†
10.7	Master Loan Agreement, dated November 15, 2005, between US Bio Albert City, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 1, dated July 31, 2006, and as supplemented by the First Supplement, dated November 15, 2005, as amended, and the Second Supplement, dated November 15, 2005 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.8	Continuing Guaranty, dated November 15, 2005, between US BioEnergy Corporation and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.9	Master Loan Agreement, dated November 15, 2005, between Superior Corn Products, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 1, dated July 31, 2006, and as supplemented by the First Supplement, dated November 15, 2005, as amended, and the Second Supplement, dated November 15, 2005 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.10	Continuing Guaranty, dated November 15, 2005, between US BioEnergy Corporation and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.11	Construction Loan Agreement, dated December 10, 2003, between Platte Valley Fuel Ethanol, LLC and First National Bank of Omaha, as amended by Amendment to Promissory Note, dated September 20, 2004, Amendment No. 2, dated December 9, 2004, Amendment No. 3, dated January 9, 2005, Amendment No. 4, dated December 9, 2005, and the Letter Agreement, dated July 28, 2006 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.12	Redevelopment Contract, dated October 31, 2003, between Community Redevelopment Authority of the City of Central City, Nebraska and Platte Valley Fuel Ethanol, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.13	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)*
10.14	2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)*

10.15	Form of 2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 27, 2006, File No. 333-136279)*
10.16	Services Agreement, dated November 2005, between US BioEnergy Corporation and Capitaline Advisors, LLC, as amended by the First Amendment, dated August 14, 2006 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.17	Aircraft Lease Agreement, dated March 1, 2006, between US BioEnergy Corporation and Capitaline Advisors, LLC (Beechcraft King Air B200) (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.18	Aircraft Lease Agreement, dated March 1, 2006, between US BioEnergy Corporation and Capitaline Advisors, LLC (Cessna T182T) (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.19	Lease Agreement, dated June 1, 2006, between US BioEnergy Corporation and CHS Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.20	Amended and Restated Operating Agreement of United Bio Energy Fuels, LLC, dated March 31, 2006 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.21	Management Agreement, dated March 31, 2006, between United Bio Energy Fuels, LLC and CHS Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.22	Ethanol Sales and Marketing Agreement, dated March 31, 2006, between US BioEnergy Corporation and Provista Renewable Fuels Marketing, LLC (formerly known as United Bio Energy Fuels, LLC), as amended by Amendment No. 1, effective as of March 31, 2006 (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 14, 2006, File No. 333-136279)†
10.23	Leased Employee Agreement, dated May 15, 2006, between United Bio Energy, LLC and United Bio Energy Fuels, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.24	Construction Loan Agreement, dated August 22, 2006, between Platte Valley Fuel Ethanol, LLC and First National Bank of Omaha (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)
10.25	Form of Incentive Stock Option Agreement under the US BioEnergy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)*
10.26	Stock Option Agreement, dated November 17, 2005, between US BioEnergy Corporation and Global Ethanol, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)*
10.27	Stock Option Agreement, dated November 17, 2005, between US BioEnergy Corporation and Capitaline Advisors, LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)*
10.28	Form of Incentive Stock Option Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*

10.29	Form of Non-Qualified Stock Option Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*
10.30	Form of Restricted Stock Award Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*
21	Subsidiaries of US BioEnergy Corporation
23.1	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm, relating to the consolidated financial statements of US BioEnergy Corporation, United Bio Energy, LLC, and Platte Valley Fuel Ethanol, LLC
23.2	Consent of Kennedy and Coe, LLC, independent auditors, relating to the consolidated financial statements of United Bio Energy, LLC.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.

†	Portions of the exhibit have been omitted pursuant to an order granting confidential treatment under Rule 406 of the Securities Act of 1933, as amended. Omitted portions for which confidential treatment has been granted have been filed separately with the Securities and Exchange Commission.