Form 10-Q
period 2007-03-31
US BioEnergy CORP
filed 2007-05-14
CIK 1332341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-3320

US BioEnergy Corporation
(Exact name of registrant as specified in its charter)

South Dakota	20-1811472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5500 Cenex Drive Inver Grove Heights, Minnesota (Address of principal executive offices)	55077 (Zip Code)

Registrant’s telephone number, including area code:
(651) 355-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding on April 30, 2007 was 67,998,125.

US BioEnergy Corporation

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

US BioEnergy Corporation

Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Currents Assets
Cash and cash equivalents	$215,444	$170,099
Receivables	54,217	40,958
Inventories	27,803	28,420
Derivative financial instruments	1,569	7,144
Prepaid expenses	2,394	3,572

Total current assets	301,427	250,193

Other Assets
Deposits	4,010	4,307
Investment in equity of unconsolidated subsidiary	1,793	1,509
Goodwill	65,823	65,489
Other assets	3,861	3,478

	75,487	74,783

Property and equipment, net	465,400	408,814

Total assets	$842,314	$733,790

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Current maturities of long-term debt	$7,761	$8,131
Checks written on controlled disbursement accounts	49	13,270
Notes payable	970	1,815
Accounts payable	69,558	47,163
Accrued expenses	5,836	4,938
Deferred income tax liability	916	2,913
Other current liabilities	1,594	3,955

Total current liabilities	86,684	82,185

Long-term debt	228,018	140,128
Deferred income taxes	32,427	27,099
Long-term income taxes payable	662	—
Minority interest in subsidiary	3,993	—
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, authorized 75,000,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 750,000,000 shares; 67,975,135 and 67,968,885 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	680	679
Additional paid-in capital	468,261	467,552
Retained earnings	21,589	16,147

	490,530	484,378

Total liabilities and shareholders’ equity	$842,314	$733,790

See notes to condensed consolidated financial statements.

US BioEnergy Corporation

Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Revenues:
Product sales	$130,048	$3,945
Services and commissions	2,169	2,074

Total revenues	132,217	6,019

Cost of goods sold:
Cost of product sales	113,149	3,870
Cost of services and commissions	926	1,525

Total cost of goods sold	114,075	5,395

Gross profit	18,142	624
Selling, general and administrative expenses	7,568	2,182

Operating income (loss)	10,574	(1,558)

Other income (expense):
Interest expense	(4,409)	(48)
Interest income	2,293	214
Other income	23	14
Equity in net income of unconsolidated subsidiary (Note 5)	283	—

	(1,810)	180

Income (loss) before income taxes and minority interest	8,764	(1,378)
Federal and state income tax expense	(3,529)	—
Minority interest in net loss of subsidiary (Note 5)	7	—

Net income (loss)	$5,242	$(1,378)

Income (loss) per common share:
Basic	$0.08	$(0.04)
Diluted	0.08	(0.04)
Weighted average shares outstanding:
Basic	67,974	30,980
Diluted	68,913	30,980

See notes to condensed consolidated financial statements.

US BioEnergy Corporation

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$5,242	$(1,378)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,007	170
Amortization	916	336
Minority interest in net loss of subsidiary	(7)	—
Stock-based compensation expense	681	58
Deferred income taxes	3,992	(221)
Change in derivative financial instruments	5,827	—
Equity in net income of unconsolidated subsidiary	(283)	—
Changes in working capital components, net of affects of business acquisitions:
Receivables	(13,059)	6,181
Inventories	617	(2,269)
Prepaid expenses	1,178	201
Accounts payable	10,237	(31,719)
Accrued expenses and other liabilities	(1,464)	2,731

Net cash provided by (used in) operating activities	18,884	(25,910)

Cash Flows from Investing Activities
Purchases of property and equipment	(45,770)	(30,534)
Acquisition of US Bio Hankinson, LLC, net of cash received	—	(773)
Deposits made	297	—
Other	—	(125)

Net cash used in investing activities	(45,473)	(31,432)

Cash Flows from Financing Activities
Increase (decrease) in checks written on controlled disbursement accounts	(13,221)	14,871
Debt issuance costs paid	(1,550)	(210)
Net change in notes payable	(845)	2,925
Proceeds from long-term debt	125,495	—
Payments of long-term debt	(37,974)	—
Proceeds from the issuance of common stock	29	94,394

Net cash provided by financing activities	71,934	111,980

Net increase in cash and cash equivalents	45,345	54,638
Cash and Cash Equivalents
Beginning of period	170,099	40,450

End of period	$215,444	$95,088

See notes to condensed consolidated financial statements.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1:	Basis of Presentation and Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of US BioEnergy Corporation (US BioEnergy or USBE) and its wholly-owned subsidiaries, US Bio Albert City, LLC (Albert City); US Bio Dyersville, LLC (Dyersville); US Bio Hankinson, LLC (Hankinson); US Bio Janesville, LLC (Janesville); US Bio Ord, LLC (Ord); US Bio Platte Valley, LLC (Platte Valley); US Bio Woodbury, LLC (Woodbury); UBE Services, LLC (UBE Services); United Bio Energy Ingredients, LLC (UBE Ingredients), and its 50% joint-venture Big River Resources Grinnell, LLC (Grinnell) all of which are collectively referred to herein as the “Company”. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated balance sheet as of December 31, 2006, which has been derived from the Company’s audited financial statements, and the unaudited March 31, 2007 and 2006 condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses the Company has reported, and its disclosure of contingent assets and liabilities at the date of the financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission as of December 31, 2006.

As of September 1, 2006, the Company is accounting for its investment in Provista using the equity method of accounting (see Note 5). Under this method, the Company’s share of the net income or loss of Provista is recognized in the Company’s statement of operations and added to or deducted from investment in equity of unconsolidated subsidiary on the Company’s balance sheet.

The Company had the following change to its significant accounting policies during the three months ended March 31, 2007:

Derivative financial instruments:  During the first quarter of 2007, the Company began entering into exchange-traded futures energy contracts to manage its risk on ethanol sales. The Company accounts for these derivative financial instruments at fair value in the financial statements with changes in fair value being recorded in cost of goods sold.

Recently issued accounting pronouncements:  In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement and is effective for the fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect that the adoption of SFAS No. 157 will have, if any, on its consolidated results of operations and financial condition.

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

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

Note 2:	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109 (FIN 48), on January 1, 2007. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.

As a result of the implementation of FIN 48, The Company recognized a $0.2 million decrease in the liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007 balance of retained earnings.

The total gross amount of unrecognized tax benefits at January 1, 2007 was approximately $1.3 million, of which $0.7 million is reflected as long-term income taxes payable and $0.6 million reduced the Company’s deferred tax asset related to net operating loss carryforwards. As of January 1, 2007 and March 31, 2007, if the total amount of unrecognized tax benefits were recognized, the impact would not affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. The Company did not accrue interest or penalties upon adoption of FIN 48.

The company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is currently under examination by the Internal Revenue Service for its 2005 tax year. The Company has not recorded any material adjustment in the liability for unrecognized income tax benefits related to this audit. Additionally, the years 2004 through 2006 remain open for examination by Federal and state agencies.

The Company expects no significant change in the amount of the unrecognized tax benefit, accrued interest or penalties in the next 12 months.

Note 3:	Inventories

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Ethanol	$3,159	$4,752
Distillers grains	3,310	3,496
Corn	15,334	13,923
Chemicals	683	650
Supplies	2,383	2,095
Work-in-process	2,934	3,504

	$27,803	$28,420

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 4:	Property and Equipment

Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2007	2006

Land and land improvements	$28,731	$28,710
Buildings	74,084	74,080
Leasehold improvements	199	157
Machinery and equipment	227,401	224,232
Office furniture and equipment	2,584	2,359
Construction in progress	143,896	85,764

	476,895	415,302
Less accumulated depreciation	11,495	6,488

	$465,400	$408,814

Note 5:	Investment in Subsidiary

On February 1, 2007, the Company and Big River Resources, LLC (Big River) entered into an agreement (Operating Agreement) relating to Grinnell. The Operating Agreement contains terms and conditions relating to the operation and governance of Grinnell, an Iowa limited liability company formed for the purpose of developing, constructing, owning, and operating a 100 million gallon per year (mmgy) capacity ethanol production facility near Grinnell, Iowa. The Company and Big River each own 50% of Grinnell. In exchange for its 50% interest in Grinnell, the Company contributed $4.0 million in cash and a build slot under the master design-build agreement between the Company and Fagen, Inc., dated August 10, 2006. Additional capital contributions in connection with the construction of the plant will be made as determined from time to time by the board of Grinnell. The Company and Big River each have the right to designate three members to the board of Grinnell. Site work at the Grinnell facility commenced on December 1, 2006, however due to pending lawsuits relating to zoning issues at the facility, no date has been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell facility. As a result the Company has put on hold any further funding of the Grinnell facility. The Company accounts for its investment in Grinnell on a consolidated basis, because it is a variable interest entity and the Company is its primary beneficiary.

In March 2006, the Company sold 50% of its membership interest in its wholly-owned subsidiary, Provista, to CHS, Inc. (CHS), a shareholder of the Company, for $2.4 million, plus the assignment by CHS of a fuel delivery contract. UBE also assigned certain of its fuel delivery contracts to Provista and agreed to indemnify Provista for certain claims relating to Provista’s business prior to CHS becoming a member. The Company refers to this arrangement as a joint venture with CHS. A gain on the sale of $1.8 million was deferred until December 2006.

The Company had consolidated Provista’s financial position and results of operations through August 31, 2006, because Provista was a variable interest entity and the Company was the primary beneficiary. On August 31, 2006, the Company’s guarantee of Provista’s debt was terminated and Provista paid all outstanding indebtedness to the Company, except for trade receivables related to on going business transactions. Beginning September 1, 2006, the Company has accounted for its investment in Provista as an unconsolidated subsidiary under the equity method of accounting. Total revenues for Provista as reflected in the statement of operations were $2.7 million for the period from January 1, 2006 through March 31, 2006.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Note 6:	Notes Payable and Long-Term Debt

On February 7, 2007, the Company entered into five senior secured credit facilities with AgStar Financial Services, PCA, as administrative agent and as a lender, and a group of other lenders. The senior secured credit facilities include $337.2 million structured as construction loans for Hankinson, Janesville, Dyersville and Ord and $90.0 million for Platte Valley to refinance its existing credit facility. The construction loan includes up to $5.0 million per project to be available for letters of credit. The Hankinson, Janesville and Dyersville construction loans will provide funds necessary to finance up to 60% of construction costs. The Company must provide the necessary funds to provide for 40% of the construction costs before funds are available under each credit facility. In addition, a $10.0 million seasonal revolving credit facility is available under the senior secured credit facility for our Platte Valley facility and a $10.0 million seasonal revolving credit facility will be available to each of Hankinson, Janesville, Dyersville and Ord upon the conversion of each construction loan to a term loan. On February 7, 2007, the Company used funds from the new credit facilities to prepay all the outstanding debt with First National Bank of Omaha in aggregate of $36.8 million. In connection with the refinancing the Company incurred and expensed a prepayment penalty of $0.7 million and wrote off $0.7 million of debt financing costs.

As of March 31, 2007, Platte Valley had outstanding borrowings of $0.5 million, $67.5 million and $22.5 million under the seasonal revolving loan, senior secured credit facility and revolving term loan, respectively and outstanding letters of credit of $0.5 million.

As of March 31, 2007, outstanding borrowings under the Ord construction loan were $24.6 million and outstanding letters of credit were $0.2 million.

As of March 31, 2007, Hankinson, Janesville and Dyersville had no outstanding borrowings or outstanding letters of credit under their respective construction loans.

Note 7:	Earnings Per Common Share

On December 8, 2006, the Company’s shareholders approved a 1-for-4 reverse stock split of the Company’s common stock, which became effective on December 5, 2006. The par value of common shares remained $0.01 per share. The reverse stock split has been retroactively reflected in these consolidated financial statements for all periods presented.

A reconciliation of net income (loss) and common stock share amounts used in the calculation of basic and diluted earnings or loss per share (EPS) for the three months ended March 31 are as follows:

		Weighted
		Average
	Net	Shares	Per Share
	Income (Loss)	Outstanding	Amount
	(in thousands)

2007:
Basic EPS	$5,242	67,973,982	$0.08
Effects of dilutive securities:
Exercise of stock options	—	939,243	—

Diluted EPS	$5,242	68,913,225	$0.08

2006:
Basic EPS	$(1,378)	30,979,981	$(0.04)
Effects of dilutive securities:
Exercise of stock options	—	—	—

Diluted EPS	$(1,378)	30,979,981	$(0.04)

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Options outstanding of 612,125 and 1,953,875 in 2007 and 2006, respectively, and restricted stock of 115,996 in 2007, were not included in the computation of diluted EPS because their effect would have been antidilutive. No restricted stock was outstanding in 2006.

Note 8:	Stock-Based Compensation and Payments

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Under the prospective transition method, stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for new share-based awards granted subsequent to January 1, 2006 and for any award modifications.

Total compensation recognized in the statement of operations for all stock-based compensation arrangements was $0.7 million and $58,000 with a recognized deferred income tax benefit of $0.2 million and $21,000 related thereto for the three months ended March 31, 2007 and 2006, respectively.

Restricted stock:  A summary of nonvested shares for the three months ended March 31, 2007 is as follows:

		Weighted-
	Number of	Average
	Nonvested	Grant Date
	Shares	Fair Value

Outstanding on December 31, 2006	239,452	$14.00
Granted	—	$0.00
Vested	—	$0.00
Forfeited	(8,530)	$14.00

Outstanding on March 31, 2007	230,922	$14.00

Stock options:  Stock option activity for the three months ended March 31, 2007 is as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Stock	Price	Contractual	Intrinsic
	Options	Per Share	Term (in Years)	Value
				(in thousands)

Outstanding on December 31, 2006	2,505,750	$6.42
Granted	—	0.00
Exercised	(6,250)	4.00
Forfeited	(92,700)	11.13

Outstanding on March 31, 2007	2,406,800	$6.25	8.85	$13,877

Vested or expected to vest at March 31, 2007	2,373,693	$6.16	8.84	$25,734

Exercisable at March 31, 2007	1,723,575	$4.00	8.61	$22,400

As of March 31, 2007, there was $4.8 million of unrecognized compensation expense related to nonvested stock options. This amount is expected to be recognized as compensation expense over a weighted average period of 4.5 years.

The weighted average grant date fair value of stock options granted the three months ended March 31, 2006 was $5.48. During the three months ended March 31, 2007, 6,250 options, which had an intrinsic value

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of $70, were exercised for cash proceeds of $25. The exercise of the stock options resulted in a $22,000 tax benefit for the Company. The Company issued new shares to satisfy this exercise. No options were exercised during the three months ended March 31, 2006. The Company expects to satisfy exercises of options in the future through the issuance of authorized but unissued common stock.

Note 9:	Acquisitions

On March 31, 2006, the Company acquired all the outstanding common shares of US Bio Hankinson, a development stage company. The operations of Hankinson were included in the Company’s consolidated statement of operations beginning April 1, 2006. Hankinson was formed in 2005 to finance, own and operate an ethanol facility near Hankinson, North Dakota.

On April 30, 2006, the Company acquired all of the outstanding common shares of Platte Valley and Ord. The results of their operations have been included in the consolidated financial statements beginning May 1, 2006. At the time of acquisition, Platte Valley was operating as a 50 mmgy ethanol facility near Central City, Nebraska. In November 2006, the Company completed an expansion project at its Platte Valley facility, which resulted in total production capacity of 100 mmgy. At the time of acquisition Ord was a development stage company, formed in 2005 to finance, own and operate an ethanol facility near Ord, Nebraska. Ord began production in the second quarter of 2007.

Unaudited pro forma consolidated results of operations for the three months ended March 31, 2006, as though Hankinson, Platte Valley and Ord had been acquired as of the beginning of 2006 are as follows (in thousands except per share data):

Three Months
Ended
March 31, 2006

Revenues	$29,834
Net income	2,351
Basic earnings per common share	0.01
Diluted earnings per common share	0.01

Note 10:	Condensed Segment Information

The Company’s Production segment includes those production facilities that are currently manufacturing ethanol or are being constructed for that purpose. The Production segment includes Albert City, Platte Valley, Woodbury, Ord, Hankinson, Dyersville and Janesville. The All Other category in the following tables is primarily the marketing and management operations of UBE Services, UBE Ingredients and Provista, cash to be used towards the construction of ethanol plants, intersegment receivables and corporate operations. Subsequent to August 31, 2006, the activities of Provista are being accounted for under the equity method of accounting and, as such, the All Other segment assets no longer include the assets of Provista except for the Company’s equity method investment in Provista. All Other includes the statement of operations information

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

for Provista on a consolidated basis for the three months ended March 31, 2006. A summary of segment information is as follows ($ in thousands):

	Three Months Ended March 31, 2007
	Production	All Other	Total

Revenues from external customers	$128,987	$3,230	$132,217
Intersegment revenues		149	149
Segment income (loss) before taxes and minority interest	9,554	(790)	8,764
Segment assets as of March 31, 2007	616,791	232,470	849,261

	Three Months Ended March 31, 2006
	Production	All Other	Total

Revenues from external customers	$—	$6,019	$6,019
Segment pretax loss	(265)	(1,113)	(1,378)

Segment assets as of December 31, 2006	537,395	222,518	759,913

For the three months ended March 31, 2007, the Company recorded net sales of $113.4 million to Provista, which represented over 10% of total revenues for this period. All the sales to Provista represent sales of ethanol and were recorded within the Production segment. For the three months ended March 31, 2006, the Company recorded net sales of $1.2 million to Valero, which represented over 10% of total revenues for this period. In the first quarter of 2006, the Company accounted for Provista, its ethanol marketing joint venture, on a consolidated basis.

Note 11:	Commitments and Contingencies

Master design-build letter agreement:  On August 10, 2006, the Company entered into a master design-build agreement with Fagen, Inc. that provides build slots for the Company’s Dyersville, Janesville and Springfield ethanol facilities and for the Grinnell 50% joint venture. In August 2006, the Company entered into another master design-build agreement with Fagen Inc. that provides the Company with a number of additional build slots through 2010. These agreements supersede a previous master design-build agreement with Fagen Inc. dated January 31, 2005. Pursuant to the previous agreements, the Company entered into agreements with Fagen, Inc. in September 2006, to design and build 100 mmgy ethanol plants at the Dyersville, Hankinson and Janesville sites.

In connection with the Company’s acquisitions of Platte Valley, Ord and Hankinson, the Company assumed agreements with Fagen Inc. to expand the Platte Valley plant and to construct the Ord and Hankinson ethanol facilities. As of March 31, 2007, the remaining commitments to Fagen, Inc. for the above agreements and the construction of the Albert City plant totaled approximately $289.5 million.

Contingencies:  The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws and regulations require the Company to investigate and remediate the effects of the release or disposal of material at its locations. Accordingly, the Company has adopted policies and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed or referred to below under “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995”.

GENERAL

We are one of the largest producers of ethanol in the United States. Our primary products are ethanol and distillers grains, which we derive from corn. Ethanol is blended with gasoline and acts as an octane enhancer, clean air additive and fuel extender. We sell ethanol to Provista Renewable Fuels Marketing (Provista), our ethanol marketing joint venture, which in turn resells to refining and marketing companies. We currently sell our distillers grains to livestock operators and marketing companies in the U.S. We also market distillers grains and provide facilities management and other services to other ethanol producers.

We were incorporated in South Dakota in October 2004. Since our formation, we have focused on building the necessary resources, infrastructure and production capacity to reach our goal of becoming one of the leading ethanol producers in the U.S.

As of March 31, 2007, we owned and operated three ethanol plants located in Albert City, Iowa, Central City, Nebraska (Platte Valley) and near Woodbury, Michigan, which have combined production capacity of 250 million gallons per year (mmgy) and we had four ethanol plants under construction, which are expected to have combined production capacity of 350 mmgy when completed. These plants under construction are located in Ord, Nebraska; Hankinson, North Dakota; Dyersville, Iowa and Janesville, Minnesota. We also have a 50% interest in a development stage 100 mmgy ethanol plant that is located near Grinnell, Iowa, with the other 50% interest being held by Big River Resources, LLC (Big River). Site work at the Grinnell facility, commenced on December 1, 2006; however, due to pending lawsuits relating to zoning issues at the facility, no date has been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell facility. As a result we have put on hold any further funding of the Grinnell facility.

We expect to have four plants operational with ethanol production capacity of 300 mmgy by the end of 2007. By the end of 2008, we expect to have seven plants operational with ethanol production capacity of 600 mmgy. We also have numerous sites under evaluation and are currently conducting feasibility studies on future construction projects.

All of our production facilities that are either operating or under construction are designed, engineered and constructed by Fagen, Inc., using ICM, Inc. processing technology. Ron Fagen, the Chairman and Chief Executive Officer of Fagen, Inc., the leading builder of ethanol plants in the U.S., is one of our largest shareholders. We have entered into master design-build agreements with Fagen, Inc. that provide us with a number of build slots for ethanol plants through 2010.

We utilize the expertise of our internal engineering and business development personnel and skills of our business partners to continue the development of our existing ethanol facilities, identify new sites and develop additional facilities in the future. Our site location criteria include many factors; including the availability of corn, water and energy supplies as inputs, ethanol and distillers grains markets for our outputs and transportation considerations.

We have one reportable segment, our Production segment, with other activities reported in the All Other category. Our Production segment includes our facilities that are either currently manufacturing ethanol or are being constructed for that purpose. The activities of our marketing and services entities are combined in the All Other category for segment reporting purposes.

RECENT DEVELOPMENT

On May 11, 2007, we commenced operations at our 50 mmgy ethanol facility in Ord, Nebraska.

EXECUTIVE OVERVIEW

We reported net earnings of $5.2 million for the three months ended March 31, 2007 compared to a net loss of $1.4 million for the three months ended March 31, 2006. Our results for the first quarter of 2007 included a net loss of $3.2 million related to hedging activities. We did not engage in any hedging activities in the first quarter of 2006. Our gross profits increased $17.5 million to $18.1 million for the three months ended March 31, 2007, compared to $0.6 million for the three months ended March 31, 2006. Our net revenues increased $126.2 million to $132.2 million for the three months ended March 31, 2007 compared to $6.0 million for the three months ended March 31, 2006.

The following significant items affected the comparability of our reported results for the three months ended March 31, 2007 and 2006 and our financial position as of March 31, 2007:

Prior to May 1, 2006, we derived our revenues principally from our marketing and services businesses. Since then we entered the ethanol production business when we acquired Platte Valley, our first ethanol production facility, on April 30, 2006. In the second half of 2006, we expanded the Platte Valley facility and we began production at our Woodbury and Albert City ethanol production facilities. The sale of ethanol and distillers grains has become the primary source of our revenues. As a result, our results of operations and financial condition for periods subsequent to April 30, 2006, are not comparable to our results of operations and financial condition for prior periods.

In December 2006, we completed our initial public offering (IPO), in which we sold 11,500,000 shares of our common stock at a price to the public of $14.00 per share. Net proceeds of the IPO, after deducting the underwriters discount and commissions, were $149.7 million.

In January 2007, we began construction on a 100 mmgy ethanol facility near Janesville, Minnesota.

In February 2007, we entered into five senior secured credit facilities with AgStar Financial Services, PCA, as administrative agent and as a lender, and a group of other lenders to provide financing for our Hankinson, Janesville, Dyersville and Ord construction projects and to refinance our Platte Valley credit facilities.

In February 2007, we formed Grinnell, a joint venture company, with Big River to construct, own and operate a 100 mmgy ethanol facility near Grinnell, Iowa. We account for our investment in Grinnell on a consolidated basis, because it is a variable interest entity and we are its primary beneficiary.

CONSOLIDATED RESULTS

Our current operating results are not comparable to any of our historical periods. The acquisition of Platte Valley in April, 2006 initiated the operations of our Production segment. The 2006 results for our Production segment do not constitute a complete year of production activity for any of our facilities currently in operation. The following table presents the consolidated earnings as well as the percentage relationship to total revenues of specified items in our consolidated statements of operations:

	For the Three Months Ended March 31,
	2007		2006
	(Unaudited)		(Unaudited)
	(Dollars in thousands)

Total revenues	132,217	100.0%	6,019	100.0%
Cost of goods sold	114,075	86.3	5,395	89.6

Gross profit	18,142	13.7	624	10.4
Selling, general and administrative expenses	7,568	5.7	2,182	36.3

Operating income (loss)	10,574	8.0	(1,558)	(25.9)
Other income (expense):
Interest expense	(4,409)	(3.3)	(48)	(0.8)
Interest income	2,293	1.7	214	3.6
Other income	23	0.0	14	0.2
Equity in net loss of unconsolidated subsidiary	283	0.2	—	0.0

	8,764	6.6	(1,378)	(22.9)
Income tax expense	(3,529)	(2.6)	—	0.0
Minority interest in net loss of subsdiary	7	0.0	—	0.0

Net income (loss)	5,242	4.0%	(1,378)	(22.9)%

Three Months
Ended
March 31, 2007

Additional Data:
Ethanol sold (gallons in thousands)	59,726
Ethanol average gross price per gallon(1)	$1.90
Distillers grains average sales per gallon of ethanol sold(1)	$0.26
Corn costs per gallon of ethanol sold(2)	$1.25
Natural gas costs per gallon of ethanol sold(3)	$0.19
Corn costs per bushel(4)	$3.64

(1)	Represents the gross sales dollars, net of freight and commissions, for each respective product divided by the gallons of ethanol sold.

(2)	Represents the corn costs, including freight, commissions, hedging gains or losses or other related costs divided by the gallons of ethanol sold.

(3)	Represents natural gas costs, including hedging gains or losses, divided by the gallons of ethanol sold.

(4)	Represents corn costs, including hedging losses of $0.12 per bushel.

Three Months Ended March 31, 2007 compared to Three Months March 31, 2006

Total Revenues.  Total revenues increased by $126.2 million from $6.0 million for three months ended March 31, 2006 to $132.2 million for the three months ended March 31, 2007, primarily as the result of our entrance into the ethanol production business on April 30, 2006. During the three months ended March 31, 2006, we derived all of our revenues from our marketing and services businesses. Revenues for the three months ended March 31, 2007 represent a full quarter of production activity at our three operating ethanol plants. We acquired our Platte Valley production facility in April 2006 and completed an expansion at this facility in November 2006. Our Woodbury and Albert City facilities began producing ethanol in September 2006 and November 2006, respectively. For the first quarter of 2007, our production facilities ran at an aggregate of approximately 94% of nameplate capacity.

Net sales of ethanol in our Production segment were $113.4 million for the three months ended March 31, 2007. During the first quarter of 2007, we sold 59.7 million gallons of ethanol at an average selling price of $1.90 per gallon. We did not have any ethanol sales in our Production segment for the first quarter of 2006.

Net sales of co-products in our Production segment were $15.6 million for the three months ended March 31, 2007. During fiscal 2007, we sold 70,600 tons of dried distillers grains at an average net selling price of $102.40 per ton, 192,500 tons of modified wet distillers grains at an average net selling price of $42.28 per ton and 6,500 tons of wet distillers grains at an average gross selling price of $35.87. We did not have any co-product sales in our Production segment for the first quarter of 2006.

Sales of non-fixed margin commodities decreased $3.1 million from $3.9 million for the three months ended March 31, 2006 to $0.8 million for the three months ended March 31, 2007. Sales of non-fixed margin commodities have been decreasing as we implement a service strategy that focuses on our commission-based businesses.

Services and commissions revenues increased slightly from $2.1 million for the three months ended March 31, 2006 to $2.2 million for the three months ended March 31, 2007.

Cost of Goods Sold.  Cost of goods sold increased by $108.7 million from $5.4 million for the three months ended March 31, 2006 to $114.1 million for the three months ended March 31, 2007, primarily as the result of our entrance into the ethanol production business beginning in second quarter of fiscal 2006. Cost of product sales in our Production segment represents $1.89 per gallon of ethanol sold.

Corn costs were $74.5 million for the three months ended March 31, 2007, and represented 66% of our cost of goods sold before taking into account co-product sales and 52% of cost of goods sold after taking into account co-products sales. After taking into account hedging losses, corn costs averaged $3.64 per bushel, or $1.25 per gallon of ethanol sold for the three months ended March 31, 2007. For this same period, our corn costs averaged $3.52 per bushel, or $1.21 per gallon of ethanol sold, before taking into account hedging losses.

Natural gas costs were $11.3 million for the three months ended March 31, 2007, and represented 10% of our cost of goods sold. After taking into account hedging gains, natural gas costs averaged $6.88 per MMBTU, or $0.19 per gallon of ethanol sold for the three months ended March 31, 2007. For this same time period natural gas costs averaged $7.19 per MMBTU, or $0.20 per gallon of ethanol sold, before taking into account hedging gains.

Transportation costs on distillers grains were $1.5 million for the three months ended March 31, 2007, and represented 1% of our cost of goods sold. We do not incur transportation costs related to ethanol due to the fact that Provista incurs the freight.

Labor and manufacturing overhead was $25.4 million for the three months ended March 31, 2007 and represented 23% of our cost of goods sold. Labor costs related to construction of our ethanol production facilities are considered to be part of the direct cost of construction, and as such, are capitalized.

The net loss from derivatives included in cost of goods sold was $3.2 million for the three months ended March 31, 2007. We mark all exchange traded corn, natural gas and energy contracts to market through cost of goods sold. For the three months ended March 31, 2007, unrealized losses on hedging activities were $5.6 million which was partially offset by realized gains of $2.4 million. We did not engage in any hedging activities in the three months ended March 31, 2006.

Cost of products sales related to the commodities that we sell under our non-fixed margin contract decreased $3.2 million from $3.9 million for the three months ended March 31, 2006 to $0.7 million for three months ended March 31, 2007. Purchases of non-fixed margin commodities for resale have been decreasing as we implement a service strategy that focuses on our commission-based businesses.

Cost of services and commissions decreased by $0.6 million, or 39%, from $1.5 million for the three months ended March 31, 2006, to $0.9 million for the three months ended March 31, 2007, primarily due to the deconsolidation of Provista.

Gross Profits.  Gross profit increased $17.5 million from $0.6 million for the three months ended March 31, 2006 to $18.1 million for the three months ended March 31, 2007, driven primarily by our acquisition and subsequent expansion of our Platte Valley facility and the commencement of operations at our new Woodbury and Albert City facilities, which was partially offset by hedging losses. We generated gross profits of $16.2 million, or $0.27 per gallon, in our Production segment primarily due to a favorable spread between the average selling price of ethanol and corn costs, which was partially offset by losses from derivative contracts.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $5.4 million from $2.2 million for the three months ended March 31, 2006 to $7.6 million for the three months ended March 31, 2007. Corporate expenses increased by $4.2 million primarily due to the growth of our businesses. Expenses in our Production segment increased by $2.0 million, as a result of a full quarter of operations at our ethanol facilities in fiscal 2007.

Interest Expense.  Interest expense increased by $4.4 million from $48,000 for the three months ended March 31, 2006 to $4.4 million for the three months ended March 31, 2007. Interest expense increased primarily due to additional borrowing on our new senior secured credit facilities, which we entered into in February 2007. In connection with Platte Valley’s refinancing we expensed a prepayment penalty of $0.7 million and we wrote off $0.7 million of debt financing costs. Interest expense for the three months ended March 31, 2006, represents interest on borrowing under credit facilities primarily related to Provista, which have since been refinanced. Interest expense incurred on borrowing related to construction activities has been capitalized.

Interest Income.  Interest income increased by $2.1 million from $0.2 million for the three months ended March 31, 2006, to $2.3 million for the three months ended March 31, 2007, primarily as the result of increased short-term investments arising from the proceeds of our initial public offering.

Equity in Net Income of Subsidiary.  Our equity in net income of unconsolidated subsidiary of $0.3 million represents our 50% share of Provista’s earnings. Beginning September 1, 2006 we have accounted for our investment in Provista under the equity method of accounting.

Income (Loss) Before Income Taxes and Minority Interest.  Pretax income increased by $10.1 million from a $1.4 million loss for the three months ended March 31, 2006 to $8.7 million of income for the three months ended March 31, 2007. Our Production segment’s pretax income increased $9.8 million, due to the favorable spread between the average selling price of ethanol and corn costs, which was partially offset by losses on derivative contracts. In addition, the pretax earnings of our marketing and services businesses increased by $1.2 million. These increases were partially offset by increased corporate losses of $0.9 million.

Income Taxes.  Income tax expense of $3.5 million for the three months ended March 31, 2007, represents an effective tax rate of 40.3%. We recorded an income tax benefit of $0.5 million related to our net loss for the three months ended March 31, 2006, which was offset by a $0.5 million valuation allowance on the net loss.

Minority Interest in Net Loss of Subsidiary.  Minority interest in net loss of subsidiary was $7,000 for the three months ended March 31, 2007, and represents the minority owner’s 50% of losses of Grinnell. In February 2007, we formed a joint venture with Big River, to construct, own and operate a 100 mmgy ethanol facility. At that time, we began to consolidate the operations of the joint venture.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash Flows Provided by (Used in) Operating Activities.  Cash flows provided by operating activities were $18.9 million for the three months ended March 31, 2007 compared to cash flows used in operating activities of $25.9 million for the three months ended March 31, 2006. An increase in working capital for the three months ended March 31, 2007, used cash of $2.5 million.

Cash Used in Investing Activities.  Cash used in investing activities total $45.5 million and $31.4 million for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, additions to property and equipment of $14.1 million, $9.6 million, $4.7 million, $1.4 million were related to construction projects at Ord, Hankinson, Dyersville and Janesville, respectively. Additions to property, and equipment related to Grinnell’s construction project was $5.9 million, which represents 100% of costs since we began consolidating Grinnell’s activities. For the three months ended March 31, 2006, additions to property and equipment of $15.8 million and $14.4 million were related to construction projects at Albert City and Woodbury, respectively.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $71.9 million for the three months ended March 31, 2007, and $112.0 million for the three months ended March 31, 2006, respectively. In February 2007, we entered into five senior secured facilities with AgStar Financial Services, PCA (AgStar) to provide funds for construction of our Hankinson, Dyersville, Janesville and Ord production plants and to refinance our Platte Valley facility. As of March 31, 2007, we had borrowed $24.6 million for our Ord construction project and we borrowed $67.5 million on a term loan and $22.5 million on a revolving term loan to repay Platte Valley loans in aggregate of $36.8 million with a different lender. In addition, we converted our Albert City loan of $72.3 million from a construction loan to a $66.2 million term loan and a $17.0 million revolving loan. In March 2006, we raised approximately $94.4 million through a private placement of our common stock.

Our principal sources of liquidity consist of cash and cash equivalents and available borrowings under our credit arrangements. Significant sources of liquidity during the three months ended March 31, 2007 have been proceeds from our IPO, which was completed in December 2006 and additional borrowings under our new credit facilities established in February 2007. During the three months ended March 31, 2006, our private placement equity offerings were a significant source of liquidity.

Our principal uses of cash have been, and are expected to continue to be, the construction of new plants and other capital expenditures, the acquisition of ethanol plants and our debt service requirements. As of March 31, 2007, we had total cash and cash equivalents of $215.4 million compared to $95.1 million as of March 31, 2006. Of the $215.4 million, an aggregate of $35.3 million was held by certain of our subsidiaries, which are generally limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.

PRODUCTION CAPACITY EXPANSION

Set forth in the table below are the estimated remaining construction costs (not including start-up working capital requirements) of our ethanol facilities under construction as of March 31, 2007:

	Ord,	Hankinson,	Dyersville,	Janesville,
	Nebraska	North Dakota	Iowa	Minnesota	Total
		(Dollars in thousands)

Estimated Production Start Date	May	Q2	Q2	Q3
	2007	2008	2008	2008
Estimated Ethanol Production Capacity per year (mmgy)	50	100	100	100	350
Total Estimated Construction Costs	$71.5	$146.0	$163.0	$138.0	$518.5
Estimated Remaining Construction Costs	$10.4	$105.3	$147.0	$133.1	$395.8
Amount to be Funded Under Existing Credit Facilities	$10.4	$87.6	$97.8	$82.8	$278.6

According to the terms of our senior credit facilities for the projects described above, generally 60% of the total construction costs are funded with borrowings under the applicable credit facility. See “Credit Arrangements.”

We intend to fund construction costs for these facilities in excess of debt financing with cash on hand as of March 31, 2007, which primarily consists of the proceeds of our IPO.

Due to the pending zoning lawsuits discussed above, our Grinnell facility has not obtained the required debt financing, and we have put on hold any further funding. There can be no assurance that Grinnell will be able to obtain the required debt funding on acceptable terms or at all.

Currently, we are reconsidering a number of potential sites for ethanol plants. After completing our evaluation we will determine which sites best fit our long-term growth plans. Additional funding will be required to finance the construction of any additional ethanol plants. There can be no assurance, however, that we will be able to obtain the required funding on terms acceptable to us or at all.

CREDIT ARRANGEMENTS

In November 2005, our subsidiaries, US Bio Albert City, LLC and US Bio Woodbury, LLC entered into separate senior secured credit facilities with AgStar Financial Services, PCA (AgStar) to finance the development and construction of our Albert City and Woodbury ethanol plants, respectively.

In March 2007, the Albert City construction loan was converted to a term loan in an amount not to exceed $66.2 million and a revolving loan not to exceed $17.0 million. As of March 31, 2007, $65.4 million was outstanding under the term loan and $17.0 million was outstanding under the revolving term loan. In addition, Albert City has a $6.5 million seasonal revolving loan that is available for working capital needs. As of March 31, 2007, no amount was outstanding under Albert City’s seasonal revolving loan and $2.7 million of letters of credit were outstanding.

In November 2006, the Woodbury construction loan was converted to a term loan in an amount not to exceed $28.0 million and a revolving loan not to exceed $8.0 million. As of March 31, 2007, $27.3 million was outstanding under the term loan and $8.0 million was outstanding under the revolving term loan. In addition, Woodbury has a $3.5 million seasonal revolving loan that is available for working capital needs. As of March 31, 2007, $0.5 million was outstanding under Woodbury’s seasonal revolving loan and no letters of credit were outstanding.

In April 2005, Albert City entered into a loan agreement with the Iowa Department of Economic Development. As of March 31, 2007, there was no outstanding balance under this loan agreement with availability of $0.4 million.

On February 7, 2007, we entered into five senior secured credit facilities with AgStar Financial Services, PCA, as administrative agent and as a lender, and a group of other lenders. The senior secured credit facilities include $337.2 million structured as construction loans for Hankinson, Janesville, Dyersville and Ord and $90.0 million for Platte Valley to refinance its existing credit facility. The construction loan includes up to $5.0 million per project to be available for letters of credit. The Hankinson, Janesville and Dyersville construction loans will provide funds necessary to finance up to 60% of construction costs. We must provide the necessary funds to provide for 40% of the construction costs before funds are available under each credit facility. In addition, a $10.0 million seasonal revolving credit facility is available under the senior secured credit facility for our Platte Valley facility and a $10.0 million seasonal revolving credit facility will be available to each of Hankinson, Janesville, Dyersville and Ord upon the conversion of each construction loan to a term loan.

We acquired Platte Valley Fuel Ethanol, LLC in April 2006. Prior to this acquisition, Platte Valley Fuel Ethanol had entered into a senior secured credit facility with First National Bank of Omaha. In August 2006, Platte Valley entered into a credit facility with First National Bank of Omaha to finance the expansion construction project. On February 7, 2007, we used funds from our Ag Star credit facility to prepay all the outstanding debt with First National Bank of Omaha in aggregate of $36.8 million. In connection with the refinancing we incurred and expensed a prepayment penalty of $0.7 million and wrote off $0.7 million of debt financing costs. The Platte Valley credit facilities that we entered into in February 2007, are structured as a seasonal revolving loan not to exceed $10 million, a senior secured credit facility not to exceed $67.5 million and a revolving term loan not to exceed $22.5 million. The seasonal revolving loan allows for up to $5.0 million of the $10.0 million to be used for letters of credit. As of March 31, 2007, we had outstanding borrowings of $0.5 million, $67.5 million and $22.5 million under our seasonal revolving loan, senior secured credit facility and revolving term loan, respectively and outstanding letters of credit of $0.5 million. Platte Valley used a portion of the proceeds of these credit facilities to make a one-time distribution to us for the portion of the project costs that were paid with our additional equity contributions in excess of the 40% that we were required to pay under our loan agreement.

Our Ord credit facility is structured as a construction loan not to exceed $46.5 million with an addition $5.0 million available for letter of credit. Outstanding borrowings under this credit facility on March 31, 2007, were $24.6 million and outstanding letters of credit were $0.2 million.

We have available capacity under the Hankinson, Janesville and Dyersville senior secured construction loans of $95.1 million, $105.3 million and $90.3 million, respectively, which includes up to $5.0 million per project to be available for letters of credit. As of March 31, 2007, we had no outstanding letters of credit under any of these facilities.

On October 31, 2003, Platte Valley entered into a redevelopment contract with the Community Redevelopment Authority of the City of Central City, Nebraska, pursuant to which the city issued revenue bonds. Platte Valley received a portion of the bond proceeds in the form of grants to be used to fund, in part, the development and construction of the Platte Valley facility. Platte Valley is obligated to repay the bonds with semiannual interest and principal payments at fixed interest rates ranging from 6.25% to 7.25%. As of March 31, 2007, there was an outstanding balance of $3.5 million on the bonds.

The total outstanding borrowings and total available capacity under our current credit facilities as of March 31, 2007 were as follows:

	Albert		Platte
	City	Ord	Valley	Woodbury	Hankinson	Dyersville	Janesville	Total
	(Dollars in thousands)

Construction loans:
Senior secured facilities:
Total capacity	$—	$46,500	$—	$—	$95,100	$105,300	$90,300	$337,200	(1)
Letters of credit	—	180	—	—	—	—	—	180
Outstanding borrowings	—	24,578	—	—	—	—	—	24,578

Total available capacity	—	21,742	—	—	95,100	105,300	90,300	312,442
Term loans:
Seasonal revolving loans:
Total capacity	6,500	—	10,000	3,500	—	—	—	20,000
Letters of credit	2,717	—	480	—	—	—	—	3,197
Outstanding borrowings	—	—	470	500	—	—	—	970

Total available capacity	3,783	—	9,050	3,000	—	—	—	15,833
Senior secured facilities:
Total capacity	65,397	—	67,500	27,313	—	—	—	160,210
Outstanding borrowings	65,397	—	67,500	27,313	—	—	—	160,210

Total available capacity	—	—	—	—	—	—	—	—
Revolving term loans:
Total capacity	17,000	—	22,500	8,000	—	—	—	47,500
Outstanding borrowings	17,000	—	22,500	8,000	—	—	—	47,500

Total available capacity	—	—	—	—	—	—	—	—
Total
Total capacity	88,897	46,500	100,000	38,813	95,100	105,300	90,300	564,910
Letters of credit	2,717	180	480	—	—	—	—	3,377
Outstanding borrowings	82,397	24,578	90,470	35,813	—	—	—	233,258

Total available capacity	$3,783	$21,742	$9,050	$3,000	$95,100	$105,300	$90,300	$328,275

Community redevelopment revenue bonds								$3,491

Total debt								$236,749

(1)	Includes a $5.0 million letter of credit facility per construction project.

As of March 31, 2007, the current portion of long-term debt was $7.8 million. As of March 31, 2007, our subsidiaries were in compliance with all applicable financial covenants contained in the loan agreements evidencing each of the credit facilities discussed above.

We believe that our cash and cash equivalents, cash from operations and borrowings under our existing credit arrangements will be sufficient to meet our anticipated future operational expenses. As discussed above, additional financing will be required to fund construction of our 50% share of Grinnell and other additional ethanol plants beyond those currently under construction.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

There have been no material changes during the period covered by this report, outside of our ordinary course of business, to the contractual obligations specified in the table of contractual obligations in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our

Fiscal 2006 Annual Report on Form 10-K, other than for borrowings under the new senior secured credit facilities entered into on February 7, 2007. See “Credit Arrangements.”

CRITICAL ACCOUNTING POLICIES

Our Critical Accounting Policies are presented in our Fiscal 2006 Annual Report on Form 10-K. There have been no changes to these policies during the three months ended March 31, 2007, except as discussed below.

During the first quarter of 2007, we began entering into exchange-traded futures energy contracts to manage our risk on ethanol sales. We account for these derivative financial instruments at fair value in the financial statements with changes in fair value being recorded in cost of goods sold.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q contains forward-looking statements that are not statements of historical fact and may involve a number of risks and uncertainties. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

We have used the words “anticipate,” “believe,” “continue,” “ongoing,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project” and similar words or phrases, including references to assumptions, to identify forward-looking statements in this Quarterly Report on Form 10-Q, but the absence of these words does not necessarily mean that a statement is not forward-looking. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this Quarterly Report on Form 10-Q. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q.

Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Such factors include, among others:

•	our ability to implement our expansion strategy as planned or at all;

•	the volatility and uncertainty of commodity prices;

•	changes in current legislation or regulations that affect ethanol supply and demand;

•	changes in ethanol supply and demand;

•	our ability to compete effectively in the industry;

•	our limited operating history and history of operating losses;

•	our ability to successfully locate and integrate future acquisitions;

•	development of infrastructure related to the sale and distribution of ethanol;

•	the results of our hedging transactions;

•	operational difficulties at our ethanol plants;

•	the adverse effect of environmental, health and safety laws, regulations and liabilities;

•	our less than 100% ownership of and control over certain assets used in our business;

•	our ability to provide services to competing third-party producers;

•	disruptions to infrastructure or in the supply of raw materials;

•	the limited use of our historical financial information in evaluating our performance;

•	the division of our management’s time and energy among our different ethanol plants;

•	competition for qualified personnel in the ethanol industry;

•	our ability to keep pace with technological advances;

•	the restrictive covenants in our debt financing agreements;

•	the material weakness and reportable conditions identified in our internal controls;

•	we are subject to financial reporting and other requirements for which we may not be adequately prepared;

•	our status as a holding company;

•	certain of our shareholders could exert significant influence over us; and

•	the market price of our common stock may be volatile.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In order to attempt to reduce price risk caused by market fluctuation in the commodities and interest rates, we may enter into exchange traded commodities futures, options, cash contracts and over-the-counter instruments. To manage our exposure to interest rate risk, we may also enter into certain instruments, including interest rate swaps and similar hedging techniques. These hedging arrangements also expose us to gains or losses, which are offset by physical positions in the cash market. On cash fixed-price or over-the-counter contracts there is a risk of financial loss in situations where the other party to the hedging contract defaults on its contract.

We account for these derivative instruments in accordance with the Financial Accounting Standards Board (FSAB) Statement of Accounting Standards ( SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this standard, the accounting for changes in the fair value of a derivative depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges for any of the periods reported in this Quarterly Report on Form 10-Q and, as such, have not recorded any transactions under these rules.

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

Our gross margins depend principally on the spread between ethanol and corn prices. During the five-year period from 2002 to 2006, ethanol prices (based on price data from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.91 per gallon to a high of $3.95 per gallon, averaging $1.65 per gallon during this period. During most of 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by high oil prices and historically low corn prices. Toward the end of 2006 and in recent months the price of ethanol has been declining and the cost of corn has been rising. On June 30, 2006, the Chicago spot price per gallon of ethanol was $3.90, whereas on March 31, 2007, the Chicago spot price per gallon of ethanol was $2.23. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will continue to fluctuate. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could have a material adverse effect on our business, results of operations and financial condition.

We purchase significant amounts of corn to support the needs of our production plants. Higher corn costs result in lower profit margins and, therefore, represent unfavorable market conditions. We may not be able to pass along increased corn costs to our ethanol customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions (including droughts), farmers’ planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Over the eleven-year period from 1996 through 2006, corn prices (based on the Chicago Board of Trade (CBOT) daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.49 per bushel during this period. On December 31, 2006, the price of corn was $3.90 per bushel and on March 31, 2007, the CBOT price of corn was $3.74 per bushel.

We rely upon third-parties for our supply of natural gas, which is consumed in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the five-year period from 2002 through 2006, based on New York Mercantile Exchange, Inc., or NYMEX, daily futures data, has ranged from a low of $1.91 per Million British Thermal Units, or MMBTU, in 2002 to a high of $15.38 per MMBTU in 2005, averaging $6.21 per MMBTU during this period. On March 31, 2007, the NYMEX price of natural gas was $7.73 per MMBTU. These market conditions often are affected by factors beyond our control such as weather conditions (including hurricanes), overall economic conditions and foreign and domestic governmental regulation and relations.

We have prepared a sensitivity analysis to our exposure to market risk with respect to corn and natural gas requirements along with our ethanol and distillers grains sales, based on average prices for the three months ended March 31, 2007. A hypothetical 10% change in the average price of the commodities listed below would result in the following change in quarterly gross profit:

			Hypothetical Change	Change in Quarterly	Percentage Change
		Units	in Price	Gross Profit	in Gross Profit
	(In millions)			(Dollars in millions)

Corn	20.5	bushels	10%	$7.5	46%
Ethanol	59.7	gallons	10%	$11.3	69%
Distillers Grains	0.26	tons	10%	$1.9	12%
Natural Gas	1.6	MMBTU	10%	$1.1	7%

ITEM 4:	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are in the process of upgrading our systems, implementing additional financial and management controls, and reporting systems and procedures and have hired additional accounting staff. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation, and testing of our general computer controls and business processes. We are currently in the process of formalizing an internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our IPO on December 15, 2006, our Registration Statements on Form S-1 (Registration Nos. 333-136279 and 333-139364) became effective. Pursuant to these Registration Statements, in December 2006 we sold an aggregate of 11,500,000 shares of common stock, including 1,500,000 shares sold pursuant to an option granted to the underwriters to cover over-allotments.

As of March 31, 2007, we had applied the $149.7 million of net proceeds we received from the offering as follows (dollars in millions):

Repayment of subordinated credit facilities	$6.8
Construction of facilities	13.4	(1)
Temporary investments	129.5

(1)	Proceeds were used to fund construction costs at our Hankinson, Janesville and Dyersville facilities. Of this amount $7.2 million was paid to Fagen Inc., one of our largest shareholders, primarily for mobilization at the site of our Hankinson facility.

ITEM 6:  EXHIBITS

Exhibit No.	Description

10.1	Operating Agreement of Big River Resources Grinnell, LLC, dated February 1, 2007, between Big River Resources, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 2, 2007, File No. 001-33203)
10.2	Credit Agreement, dated February 7, 2007, among US Bio Platte Valley, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.3	Credit Agreement, dated February 7, 2007, among US Bio Ord, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.2 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.4	Credit Agreement, dated February 7, 2007, among US Bio Dyersville, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.3 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.5	Credit Agreement, dated February 7, 2007, among US Bio Hankinson, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.4 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.6	Credit Agreement, dated February 7, 2007, among US Bio Janesville, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.5 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.7	Amended and Restated Lease, dated November 1, 2006, between CHS Inc. and US BioEnergy Corporation
10.8	Amended and Restated Sublease Agreement, dated January 25, 2007, between UBE Services, LLC and Fagen Engineering, LLC
10.9	Ethanol Sales and Marketing Agreement, dated February 1, 2007, between Provista Renewable Fuels Marketing, LLC and Big River Resources Grinnell, LLC*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions for which confidential treatment has been requested have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US BIOENERGY CORPORATION

Date: May 14, 2007	By: /s/ Gordon W. Ommen Gordon W. Ommen Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2007	By: /s/ Richard K. Atkinson Richard K. Atkinson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Operating Agreement of Big River Resources Grinnell, LLC, dated February 1, 2007, between Big River Resources, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 2, 2007, File No. 001-33203)
10.2	Credit Agreement, dated February 7, 2007, among US Bio Platte Valley, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.3	Credit Agreement, dated February 7, 2007, among US Bio Ord, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.2 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.4	Credit Agreement, dated February 7, 2007, among US Bio Dyersville, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.3 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.5	Credit Agreement, dated February 7, 2007, among US Bio Hankinson, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.4 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.6	Credit Agreement, dated February 7, 2007, among US Bio Janesville, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.5 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)
10.7	Amended and Restated Lease, dated November 1, 2006, between CHS Inc. and US BioEnergy Corporation
10.8	Amended and Restated Sublease Agreement, dated January 25, 2007, between UBE Services, LLC and Fagen Engineering, LLC
10.9	Ethanol Sales and Marketing Agreement, dated February 1, 2007, between Provista Renewable Fuels Marketing, LLC and Big River Resources Grinnell, LLC*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. Omitted portions for which confidential treatment has been requested have been filed separately with the Securities and Exchange Commission.