Form 10-Q
period 2007-06-30
US BioEnergy CORP
filed 2007-08-10
CIK 1332341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-33203

US BioEnergy Corporation
(Exact name of Registrant as specified in its charter)

South Dakota	20-1811472
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5500 Cenex Drive Inver Grove Heights, Minnesota	55077 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(651) 554-5000

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding on July 31, 2007 was 67,963,745.

US BioEnergy Corporation

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

US BioEnergy Corporation

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$136,404	$170,099
Receivables	58,859	40,958
Inventories	28,070	28,420
Derivative financial instruments	—	7,144
Prepaid expenses	3,069	3,572
Deferred income taxes	1,132	—

Total current assets	227,534	250,193

Other Assets
Deposits	10,125	4,307
Investment in equity of unconsolidated subsidiary	2,597	1,509
Goodwill	65,823	65,489
Intangible assets	3,676	3,174
Other assets	52	304

	82,273	74,783

Property and equipment, net	555,467	408,814

Total assets	$865,274	$733,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current maturities of long-term debt	$15,501	$8,131
Checks written on controlled disbursement accounts	—	13,270
Notes payable	500	1,815
Accounts payable	38,722	47,163
Accrued expenses	15,851	4,938
Deferred income tax liability	—	2,913
Derivative financial instruments	4,206	—
Other current liabilities	611	3,955

Total current liabilities	75,391	82,185

Long-term debt	245,545	140,128
Deferred income taxes	40,071	27,099
Long-term income taxes payable	662	—
Minority interest in subsidiary	3,949	—
Other long-term liabilities	222	—
Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, authorized 75,000,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 75,000,000 shares; 67,963,495 and 67,968,885 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	680	679
Additional paid-in capital	468,880	467,552
Retained earnings	29,874	16,147

	499,434	484,378

Total liabilities and shareholders’ equity	$865,274	$733,790

See notes to condensed consolidated financial statements

US BioEnergy Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Unaudited)

Revenues:
Product sales	$149,133	$17,372	$279,181	$21,317
Services and commissions	2,696	2,456	4,865	4,530
Other revenues	2,575	1,267	2,575	1,267

Total revenues	154,404	21,095	286,621	27,114

Cost of goods sold:
Cost of product sales	134,241	13,273	247,390	17,143
Cost of services and commissions	952	1,433	1,878	2,958

Total cost of goods sold	135,193	14,706	249,268	20,101

Gross profit	19,211	6,389	37,353	7,013
Selling, general and administrative expenses	10,198	8,310	17,766	10,492

Operating income (loss)	9,013	(1,921)	19,587	(3,479)

Other income (expense):
Interest expense	(2,404)	(394)	(6,813)	(442)
Interest income	2,093	716	4,386	930
Other income	3,992	8	4,015	22
Equity in net income of unconsolidated subsidiary (Note 5)	805	—	1,088	—

	4,486	330	2,676	510

Income (loss) before income taxes and minority interest	13,499	(1,591)	22,263	(2,969)
Federal and state income tax expense	(5,258)	—	(8,787)	—
Minority interest in net loss (income) of subsidiary (Note 5)	44	(64)	51	(64)

Net income (loss)	$8,285	$(1,655)	$13,527	$(3,033)

Income (loss) per common share:
Basic	$0.12	$(0.03)	$0.20	$(0.07)
Diluted	0.12	(0.03)	0.20	(0.07)
Weighted average shares outstanding:
Basic	67,982	52,149	67,978	41,483
Diluted	68,940	52,149	68,925	41,483

See notes to condensed consolidated financial statements

US BioEnergy Corporation

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$13,527	$(3,033)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,723	776
Amortization	1,093	526
Minority interest in net (loss) income of subsidiary	(51)	64
Stock-based compensation expense	1,384	23
Deferred income taxes	8,927	(656)
Change in derivative financial instruments	11,601	175
Equity in net income of unconsolidated subsidiary	(1,088)	—
Changes in working capital components, net of effects of business acquisitions:
Receivables	(17,701)	1,517
Inventories	350	(2,563)
Prepaid expenses	451	109
Accounts payable	7,629	344
Accrued expenses and other liabilities	8,453	5,256

Net cash provided by operating activities	45,298	2,538

Cash Flows from Investing Activities
Purchases of property and equipment	(169,780)	(94,446)
Acquisition of US Bio Platte Valley and US Bio Ord, net of cash received	—	(20,708)
Proceeds received on sale of 50 percent interest in Provista	—	2,400
Acquisition of US Bio Hankinson, LLC, net of cash received	—	(773)
Deposits made	(5,818)	—
Other	—	148

Net cash used in investing activities	(175,598)	(113,379)

Cash Flows from Financing Activities
Proceeds from long-term debt	150,854	(1,246)
Payments on long-term debt	(38,067)	(210)
Decrease (increase) in checks written on controlled disbursement account	(13,270)	2,856
Debt issuance costs paid	(1,542)	(864)
Net change in notes payable	(1,315)	—
Proceeds from the issuance of common stock	(55)	94,394
Deferred offering costs paid	—	(812)

Net cash provided by financing activities	96,605	94,118

Net decrease in cash and cash equivalents	(33,695)	(16,723)
Cash and Cash Equivalents
Beginning of period	170,099	40,450

End of period	$136,404	$23,727

See notes to condensed consolidated financial statements

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of US BioEnergy Corporation (US BioEnergy or USBE) and its wholly-owned subsidiaries, US Bio Albert City, LLC (Albert City); US Bio Dyersville, LLC (Dyersville); US Bio Hankinson, LLC (Hankinson); US Bio Janesville, LLC (Janesville); US Bio Ord, LLC (Ord); US Bio Platte Valley, LLC (Platte Valley); US Bio Woodbury, LLC (Woodbury); UBE Services, LLC (UBE Services); United Bio Energy Ingredients, LLC (UBE Ingredients) and its 50% joint venture Big River Resources Grinnell, LLC (Grinnell), all of which are collectively referred to herein as the “Company”. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from the Company’s audited financial statements, and the unaudited June 30, 2007 and 2006 condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses the Company has recorded, and its disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Annual Report on Form 10-K previously filed with the Securities and Exchange Commission as of December 31, 2006.

As of September 1, 2006, the Company is accounting for its investment in Provista using the equity method of accounting (see Note 5). Under this method, the Company’s share of the net income or loss of Provista is recognized in the Company’s statement of operations and added to or deducted from investment in equity of unconsolidated subsidiary on the Company’s condensed consolidated balance sheet.

The company had the following change to its significant accounting policies during the six months ended June 30, 2007:

Derivative financial instruments:  During the first quarter of 2007, the Company began entering into exchange-traded energy futures contracts to manage its risk on ethanol sales. During the second quarter of 2007, the Company began entering into over-the-counter financial instruments to manage its risk on corn purchases. The Company accounts for these derivative financial instruments at fair value in the financial statements with changes in fair value being recorded in cost of goods sold.

Recently issued accounting pronouncements:  In February 2007, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 — “Accounting for Uncertainty in Income Taxes” — an interpretation of SFAS No. 109 (FIN 48), on January 1, 2007. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.

As a result of the implementation of FIN 48, the Company recognized a $0.2 million decrease in the liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007 balance of retained earnings.

The total gross amount of unrecognized tax benefits at January 1, 2007, was approximately $1.3 million, of which $0.7 million is reflected as long-term income taxes payable and $0.6 million reduced the Company’s deferred tax asset related to net operating loss carryforwards. As of January 1, 2007, if the total amount of unrecognized tax benefits were recognized, the impact would not affect the effective tax rate.

The Company recognizes interest and penalties accrued on unrecognized tax benefits as well as interest received from favorable tax settlements within income tax expense. The Company did not accrue interest or penalties upon adoption of FIN 48.

The Company files income tax returns in the U.S. federal and several state jurisdictions. The Company is currently under examination by the Internal Revenue Service for its 2005 tax year. The Company has not recorded any material adjustment in the liability for unrecognized income tax benefits related to this audit. Additionally, the years 2004 through 2006 remain open for examination by Federal and state agencies.

The Company expects no significant change in the amount of the unrecognized tax benefit, accrued interest or penalties in the next 12 months.

Note 3:	Inventories

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Ethanol	5,075	4,752
Distillers grains	4,468	3,496
Corn	10,003	13,923
Chemicals	987	650
Supplies	3,127	2,095
Work-in-process	4,410	3,504

Inventories	$28,070	$28,420

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 4:	Property and Equipment

Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2007	2006

Land and land improvements	41,578	28,710
Buildings	92,530	74,080
Leasehold improvements	205	157
Machinery and equipment	268,863	224,232
Office furniture and equipment	2,952	2,359
Construction in progress	166,376	85,764

Property and equipment	572,504	415,302
Less: accumulated depreciation	17,037	6,488

Property and equipment, net	$555,467	$408,814

Note 5:	Investment in Subsidiary

On February 1, 2007, the Company and Big River Resources, LLC (Big River) entered into an agreement (Operating Agreement) relating to Grinnell. The Operating Agreement contains terms and conditions relating to the operation and governance of Grinnell, an Iowa limited liability company formed for the purpose of developing, constructing, owning, and operating a 100 million gallon per year (mmgy) ethanol production facility near Grinnell, Iowa. The Company and Big River each own 50% of Grinnell. In exchange for its 50% interest in Grinnell, the Company contributed $4.0 million in cash and a build slot under the master design-build agreement between the Company and Fagen, Inc., dated August 10, 2006. Additional capital contributions in connection with the construction of the plant will be made as determined from time to time by the board of Grinnell. The Company and Big River each have the right to designate three managers to the board of managers of Grinnell. Site work at the Grinnell facility commenced on December 1, 2006; however, due to pending lawsuits relating to zoning issues at the facility, no date has been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell facility. As a result, the Company has not provided significant additional funding for the Grinnell facility. The Company accounts for its investment in Grinnell on a consolidated basis, because it is a variable interest entity and the Company is its primary beneficiary.

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

The Company had consolidated Provista’s financial position and results of operations through August 31, 2006, because Provista was a variable interest entity and the Company was the primary beneficiary. On August 31, 2006, the Company’s guarantee of Provista’s debt was terminated and Provista paid all outstanding indebtedness to the Company, except for trade receivables related to ongoing business transactions. Beginning September 1, 2006, the Company has accounted for its investment in Provista as an unconsolidated subsidiary under the equity method of accounting. Total revenues for Provista as reflected in the statement of operations were $1.6 million and $4.3 million for the three and six months ended June 30, 2006, respectively.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6:	Notes Payable and Long-Term Debt

On February 7, 2007, the Company entered into five senior secured credit facilities with AgStar Financial Services, PCA, as administrative agent and as a lender, and a group of other lenders. The senior secured credit facilities include $337.0 million structured as construction loans for Hankinson, Janesville, Dyersville and Ord and $90.0 million for Platte Valley to refinance its existing credit facility. The construction loan includes up to $5.0 million per project to be available for letters of credit. The Hankinson, Janesville and Dyersville construction loans will provide funds necessary to finance up to 60% of construction costs. The Company must provide the necessary funds for 40% of the construction costs before funds are available under each credit facility. In addition, a $10.0 million seasonal revolving credit facility is available under the senior secured credit facility for the Platte Valley facility and a $10.0 million seasonal revolving credit facility will be available to each of Hankinson, Janesville, Dyersville and Ord upon the conversion of each construction loan to a term loan. On February 7, 2007, the Company used funds from the new credit facilities to prepay all the outstanding debt with First National Bank of Omaha in aggregate of $36.8 million. In connection with the refinancing the Company incurred and expensed a prepayment penalty of $0.7 million and $0.7 million of debt financing costs. As of June 30, 2007, the Company held the following positions:

Platte Valley had outstanding borrowings of $67.5 million and $22.5 million under the senior secured credit facility and revolving term loan, respectively, and outstanding letters of credit of $0.5 million. There were no outstanding borrowings under the seasonal revolving loan.

Albert City had outstanding borrowings of $65.4 million under the senior secured credit facility and $17.0 million under the revolving term loan. There were no outstanding borrowings under the seasonal revolving loan.

Woodbury had outstanding borrowings of $0.5 million under the seasonal revolving loan, $27.3 million under the senior secured credit facility and $8.0 million under the revolving term loan.

Ord had outstanding borrowings under the construction loan of $46.3 million and outstanding letters of credit of $0.2 million.

Hankinson had outstanding borrowings under the construction loan of $3.6 million and outstanding letters of credit of $4.3 million.

Janesville and Dyersville had outstanding letters of credit of $1.4 million and $0.4 million, respectively, under their respective construction loans.

Note 7:	Earnings Per Common Share

On December 8, 2006, the Company’s shareholders approved a 1-for-4 reverse stock split of the Company’s common stock, which became effective on December 12, 2006. The par value of common shares remained $0.01 per share. The reverse stock split has been retroactively reflected in these condensed consolidated financial statements for all periods presented.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

A reconciliation of net income (loss) and common stock share amounts used in the calculation of basic and diluted earnings or loss per share (EPS) for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
		Weighted
		Average
	Net	Shares	Per Share
	Income (Loss)	Outstanding	Amount
	(In thousands)

2007:
Basic EPS	$8,285	67,981,799	$0.12
Effects of dilutive securities:
Exercise of stock options	—	958,165	—

Diluted EPS	$8,285	68,939,964	$0.12

2006:
Basic EPS	$(1,655)	52,148,915	$(0.03)
Effects of dilutive securities:
Exercise of stock options	—	—	—

Diluted EPS	$(1,655)	52,148,915	$(0.03)

	Six Months Ended June 30,
		Weighted
		Average
	Net	Shares	Per Share
	Income (Loss)	Outstanding	Amount
	(In thousands)

2007:
Basic EPS	$13,527	67,978,020	$0.20
Effects of dilutive securities:
Exercise of stock options	—	947,274	—

Diluted EPS	$13,527	68,925,294	$0.20

2006:
Basic EPS	$(3,033)	41,482,659	$(0.07)
Effects of dilutive securities:
Exercise of stock options	—	—	—

Diluted EPS	$(3,033)	41,482,659	$(0.07)

Options outstanding of 521,125 and 1,992,625 in 2007 and 2006, respectively, were not included in the computation of diluted EPS because their effect would have been antidilutive. All restricted stock has been included in the computation of diluted EPS. There was no restricted stock outstanding for the three and six months ended June 30, 2006.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 8:	Stock-Based Compensation and Payments

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (SFAS 123(R)), which requires the measurement and recognition of compensation cost at fair value for all share-based payments made to employees and directors, including stock options and employee stock purchases related to the Employee Stock Purchase Plan (ESP Plan).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The condensed consolidated financial statements for the three and six months ended June 30, 2006, reflect the impact of SFAS 123(R).

For the three months ended June 30, 2007, total compensation recognized in the statement of operations for all stock based compensation arrangements was $0.7 million, with a recognized deferred income tax benefit of $0.2 million. For the same three months ended June 30, 2006, the total compensation expense reflected a recovery of $35,000, with a deferred income tax expense of $20,000 related thereto.

For the six months ended June 30, 2007 and 2006, respectively, the Company recognized $1.4 million and $23,000 in the statement of operations for all stock-based compensation arrangements, and recognized related deferred income tax benefits of $0.4 million and $1,000, respectively.

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

The maximum number of shares reserved under the Plan is 6,560,943 shares of Class A common stock (Award Shares). Awards Shares covered by expired or terminated stock options and forfeited shares of restricted stock or deferred stock may be used for subsequent awards under the Plan. The Company has the ability to settle equity awards through the issuance of authorized but unissued common stock. As of June 30, 2007, there were 5,502,862 shares available to be awarded under the 2006 Plan. No awards shall be granted under the 2006 Plan more than ten years after the date of adoption of the 2006 Plan.

Restricted stock:  In December 2006, the Company awarded 223,952 shares of restricted stock to certain employees and 19,250 shares of restricted stock to certain members of the Company’s Board of Directors under the 2006 Plan. The restricted stock granted to employees generally vests ratably over five years as long as the employees are employed by the Company. The restricted stock granted to the members of the Company’s Board of Directors in December 2006 vested on May 30, 2007, the date immediately prior to the Company’s 2007 annual shareholders’ meeting. In April 2007 the Company awarded 17,156 shares of restricted stock to certain members of the Company’s local advisory boards and 21,612 shares of restricted stock to the Company’s Board of Directors under the 2006 Plan. The Company applied an average annual forfeiture rate of 2% when calculating the number of shares expected to vest, based upon comparable information for similar businesses. Unrecognized compensation expense related to the restricted stock grants

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

was approximately $3.0 million at June 30, 2007, which is expected to be recognized over a weighted average period of 3.64 years. A summary of nonvested shares for the six months ended June 30, 2007, is as follows:

		Weighted-
	Number of	Average
	Nonvested	Grant Date
	Shares	Fair Value

Outstanding on December 31, 2006	239,452	$14.00
Granted	38,768	$14.02
Vested	(37,579)	$14.00
Forfeited	(27,303)	$14.00

Outstanding on June 30, 2007	213,338	$14.00

Stock options:  Stock options under the Plans are subject to a vesting period of up to five years from the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period. The term of an incentive stock option may not exceed ten years (or five years if issued to an optionee who owns or is deemed to own more than 10% of the combined voting power of all classes of the Company’s stock, a subsidiary, or any affiliate). The exercise price of a stock option may not be less than the fair market value of the stock on the date the option is granted or, in the event the optionee owns more than 10% of the combined voting power of all classes of capital stock of the Company and an incentive stock option is granted to such optionee, the option exercise price shall not be less than 110% of the fair market value of the stock on the date the option is granted.

In addition to the options granted under the Plans, the Company has 1,625,000 options outstanding which were granted outside of the Company’s 2005 Plan.

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Stock	Price	Contractual	Intrinsic
	Options	per Share	Term (in Years)	Value
				(In thousands)

Outstanding on December 31, 2006	2,505,750	$6.42
Granted	—	—
Exercised	(10,750)	4.47
Forfeited	(117,700)	11.81
Expired	(8,050)	4.00

Outstanding on June 30, 2007	2,369,250	$6.17	8.59	$13,592

Exercisable at June 30, 2007	1,726,450	$4.04	8.36	$12,645

As of June 30, 2007, there was $4.5 million of unrecognized compensation expense related to nonvested stock options. This amount is expected to be recognized as compensation expense over a weighted average period of 4.3 years.

The weighted average grant date fair value of stock options granted the three months ended June 30, 2006 was $8.40. During the three months ended June 30, 2007, 4,000 options, which had an intrinsic value of $28,000, were exercised for cash proceeds of $21,000. The exercise of the stock options resulted in a tax benefit of $11,000 for the Company. The Company issued new shares to satisfy these exercises. No options were exercised during the three months ended June 30, 2006. The Company expects to satisfy exercises of options in the future through the issuance of authorized, but unissued common stock.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The weighted average grant date fair value of stock options granted the six months ended June 30, 2006 was $7.92. During the six months ended June 30, 2007, 10,750 options, which had an intrinsic value of $102,000, were exercised for cash proceeds of $48,000. The exercise of the stock options resulted in a tax benefit of $39,000 for the Company. The Company issued new shares to satisfy these exercises. No options were exercised during the six months ended June 30, 2006. The Company expects to satisfy exercises of options in the future through the issuance of authorized, but unissued common stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007*	2006	2007*	2006

Expected term (in years)	N/A	6.5	N/A	6.5
Risk free interest rate	N/A	4.96%	N/A	4.91%
Expected volatility	N/A	72.0%	N/A	70.6%
Expected dividend yield	N/A	0%	N/A	0%

*	There were no options granted in 2007.

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Company has historically applied an annual forfeiture rate of 2% when calculating the amount of options to vest. This rate was based on comparable information for similar businesses. During the second quarter of 2007 the Company did a re-evaluation of the forfeiture rate, and will be applying a new rate of 15% on future grants except grants to board members. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin No. 107, where the “expected term = ((vesting term + original contractual term)/2).” The expected stock price volatility assumption was based on the average volatility of a similar public company for the period prior to the Company’s initial public offering. The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the company has never issued dividends.

Employee Stock Purchase Plan:  On December 8, 2006, the Company’s shareholders approved the 2006 Employee Stock Purchase Plan (ESP Plan). The ESP Plan provides eligible employees an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 10 percent of eligible compensation. The plan provides for two six-month purchase periods per year, beginning December 1 and June 1, which are the grant dates. On May 31 and November 30, the exercise dates, participant account balances are used to purchase shares of stock at 90 percent of the closing price of the shares on the lesser of the grant date or the exercise date. The ESP plan expires September 20, 2016. A maximum of 3,280,472 shares are available for purchase under the ESP Plan. Stock sales under the ESP Plan result in the recognition of compensation expense, which equals the discount to the closing price on the date of purchase. There have been no purchases under the plan as of June 30, 2007.

Amendments to Stock Option Agreements:  On June 23, 2006 the Company modified two option grants. The grants were to two individuals who were members of the Board of Directors as of the original grant date. Under the terms of the original grant, if the individuals no longer served on the Board of Directors, the options were to terminate. On June 23, 2006, these individuals ceased to be members of the Board, however, the Company agreed to allow the options to continue in effect in exchange for the individuals providing consulting services to the Company over the remaining vesting period. A total of 30,000 options were affected by this modification. Additional compensation expense of approximately $0.1 million was recognized related to this modification. Additional unrecognized compensation expense of approximately $0.1 million is expected to be recognized over the next 16 months as a result of the modifications.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP No. FAS 123(R)-3). FSP No. 123(R)-3) provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS 123(R). The calculation of excess tax benefits recorded as an operating cash outflow and a financing inflow in the condensed consolidated Statements of Cash Flows required by FSP No. FAS 123(R)-3 differs from that required by SFAS 123(R). The Company has until December 2007 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3. The Company is currently evaluating FSP No. FAS 123(R)-3; however, the one-time election will not affect operating income or net income. During the interim period, the Company used the alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS 123(R).

Note 9:	Acquisitions

On March 31, 2006, the Company acquired all the outstanding common shares of Hankinson, a development stage company. The operations of Hankinson were included in the Company’s condensed consolidated statement of operations beginning April 1, 2006. Hankinson was formed in 2005 to finance, own and operate an ethanol facility near Hankinson, North Dakota.

On April 30, 2006, the Company acquired all of the outstanding common shares of Platte Valley and Ord. The results of their operations have been included in the condensed consolidated financial statements beginning May 1, 2006. At the time of acquisition, Platte Valley was operating as a 50 mmgy ethanol facility near Central City, Nebraska. In November 2006, the Company completed an expansion project at its Platte Valley facility, which resulted in total production capacity of 100 mmgy. At the time of acquisition Ord was a development stage company, formed in 2005 to finance, own and operate an ethanol facility near Ord, Nebraska. Ord began production in the second quarter of 2007.

The pro forma earnings per share numbers reported in the first quarter were calculated on a “pre-stock-split basis” and have now been calculated using post-split numbers. Unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2006, as though Hankinson, Platte Valley and Ord had been acquired as of the beginning of 2006 are as follows (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Revenues	$29,907	$59,741
Net income	729	3,080
Basic earnings per common share	0.01	0.06
Diluted earnings per common share	0.01	0.06

Pending Acquisition:

On May 31, 2007, the Company, and Millennium Ethanol, LLC, a South Dakota limited liability company (Millennium), entered into an Agreement and Plan of Merger (Merger Agreement), which provides for the acquisition of Millennium by the Company. The aggregate consideration payable to Millennium’s members in the transaction is approximately $135.0 million payable in common stock of the Company, cash, or any combination thereof at the Company’s election, subject to certain limitations on the number of shares the Company may issue. Millennium is currently constructing a 100 mmgy ethanol plant near Marion, South Dakota, and is expected to begin production in the first quarter of 2008. The consummation of the transactions contemplated by the Merger Agreement is subject to a number of conditions, including, the approval of the merger by Millennium’s members and receipt of third party consents. For more information regarding the

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

acquisition of Millennium, please refer to the current report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2007.

Note 10:	Condensed Segment Information

The Company’s Production segment includes those production facilities that are currently producing ethanol or are being constructed for that purpose. The Production segment includes the activities of Albert City, Ord, Platte Valley, Woodbury, Hankinson, Dyersville, Janesville and Grinnell. The All Other category in the following tables is primarily the marketing and management operations of UBE Services, UBE Ingredients and Provista, cash to be used towards the construction of ethanol plants, intersegment receivables and corporate operations. Subsequent to August 31, 2006, the activities of Provista are being accounted for under the equity method of accounting and, as such, the All Other segment assets no longer include the assets of Provista, except for the Company’s equity method investment in Provista. All Other includes the statement of operations information for Provista on a consolidated basis for the three and six months ended June 30, 2006. A summary of segment information is as follows (in thousands):

	Three Months Ended June 30, 2007
	Production	All Other	Total

Revenues from external customers	$150,991	$3,413	$154,404
Intersegment revenues	—	50	50
Segment income before taxes and minority interest	11,757	1,742	13,499

	Three Months Ended June 30, 2006
	Production	All Other	Total

Revenues from external customers	$16,735	$4,360	$21,095
Segment income (loss) before taxes and minority interest	4,247	(5,838)	(1,591)

	Six Months Ended June 30, 2007
	Production	All Other	Total

Revenues from external customers	$279,978	$6,643	$286,621
Intersegment revenues	—	199	199
Segment income before taxes and minority interest	21,311	952	22,263
Segment assets as of June 30, 2007	730,140	135,134	865,274

	Six Months Ended June 30, 2006
	Production	All Other	Total

Revenues from external customers	$16,735	$10,379	$27,114
Segment income (loss) before taxes and minority interest	3,982	(6,951)	(2,969)

Segment assets as of December 31, 2006	537,395	196,395	733,790

For the three and six months ended June 30, 2007, the Company recorded net sales of $128.7 million and $242.4 million, respectively, to Provista, which represented over 10% of total revenues for this period. The sales to Provista represent 100% of the Company’s ethanol sales, and were recorded within the Production segment.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

For the six months ended June 30, 2006, the Company recorded net sales of $5.4 million to Valero, and $3.6 million to Elbow River, which represented over 10% of total revenues for this period. In the first six months of 2006, the Company accounted for Provista, its ethanol marketing joint venture, on a consolidated basis.

Note 11:	Commitments and Contingencies

As of June 30, 2007, the Company had commitments to Fagen Inc., an entity controlled by Roland Fagen, one of our largest shareholders, of approximately $222.5 million. These commitments are in connection with the Company’s ethanol construction projects currently underway at Hankinson, North Dakota, Dyersville, Iowa and Janesville, Minnesota.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

We are one of the largest producers of ethanol in the United States. Our primary products are ethanol and distillers grains, which we derive from corn. Ethanol is blended with gasoline and acts as an octane enhancer, clean air additive and fuel extender. We sell ethanol to Provista Renewable Fuels Marketing LLC, (Provista), our ethanol marketing joint venture with CHS, Inc., (CHS) which in turn resells to refining and marketing companies. We currently sell our distillers grains to livestock operators and marketing companies in the U.S. and internationally. We also market distillers grains and provide facilities management and other services to other ethanol producers.

We were incorporated in South Dakota in October 2004. Since our formation, we have focused on building the necessary resources, infrastructure and production capacity to reach our goal of becoming one of the leading ethanol producers in the U.S.

As of June 30, 2007, we owned and operated four ethanol plants located in Albert City, Iowa, Central City, Nebraska (Platte Valley), Ord, Nebraska and near Woodbury, Michigan, which have combined production capacity of 300 million gallons per year (mmgy). In addition, we had three ethanol plants under construction located in Hankinson, North Dakota, Dyersville, Iowa and Janesville, Minnesota, with combined nameplate capacity of 300 mmgy, which are expected to become operational in the second and third quarters of 2008. We also have numerous sites under evaluation and are currently conducting feasibility studies on future construction projects.

On May 31, 2007, we entered into an Agreement and Plan of Merger (Merger Agreement) with Millennium Ethanol, LLC, a South Dakota limited liability company (Millennium), which provides for the acquisition of Millennium by US BioEnergy. Millennium is currently constructing a 100 mmgy ethanol plant near Marion, South Dakota and is expected to begin production in the first quarter of 2008.

The aggregate consideration payable to Millennium’s members in the transaction is approximately $135.0 million payable in US BioEnergy common stock, cash, or any combination thereof at US BioEnergy’s election, subject to certain limitations on the number of shares we may issue. For more information regarding the acquisition of Millennium, please refer to the current report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2007.

Total aggregate borrowings to fund completion of the Marion plant are expected to be approximately $90 to $95 million. Subject to lender consent for the transaction, Millennium has credit arrangements in place to fully fund the expected borrowings.

The proposed transaction is subject to customary closing conditions and regulatory approvals, including the approval of Millennium’s members and receipt of third party consents. The transaction is expected to close in the third quarter of 2007.

With the Millennium acquisition and the successful completion of the current construction projects listed above, we anticipate that we will have eight plants in operation with total nameplate capacity of 700 mmgy by the end of 2008.

We also have a 50% interest in a joint venture organized to construct, own and operate a 100 mmgy ethanol plant that is located near Grinnell, Iowa, with the other 50% interest being held by Big River Resources, LLC (Big River). Site work at the Grinnell facility commenced on December 1, 2006; however, due to pending lawsuits relating to zoning issues at the facility, no date has been set to mobilize Fagen, Inc., the design builder for the project, to start the next phase of construction for the Grinnell facility. As a result, we have not provided significant additional funding for the Grinnell facility.

All of our production facilities that are either operating or under construction are designed, engineered and constructed by Fagen, Inc., the leading builder of ethanol plants in the U.S., using ICM, Inc. processing technology. Roland (Ron) Fagen, the Chairman and Chief Executive Officer of Fagen, Inc., is one of our largest shareholders. We have entered into master design-build agreements with Fagen, Inc., that provides us with a number of build slots for ethanol plants through 2010. The Marion plant is also being constructed by Fagen, Inc.

We utilize the expertise of various personnel and the skills of our business partners to continue the development of our existing ethanol facilities, identify new sites and develop additional facilities in the future. Our site location criteria include many factors, including the availability of corn, water and energy supplies as inputs, ethanol and distillers grains markets for our outputs and transportation considerations.

We are working to implement process improvement initiatives at our facilities that are expected to yield higher production rates. The process improvements have been partially implemented at several of our existing facilities. The improvements include a combination of technology enhancements, engineering improvements, new training programs and other process improvements. As a result of the process improvement initiatives, we have recently tested our Albert City facility at annualized rates of approximately 120 mmgy. For the quarter ended June 30, 2007, our Albert City facility produced ethanol at an annualized rate of approximately 110.6 mmgy. When fully implemented, we expect that our 100 mmgy nameplate capacity facilities (Albert City, Hankinson, Dyersville and Janesville) will operate at approximately 120 mmgy each. The operation of our plants is and will continue to be subject to various uncertainties relating to our ability to implement the process improvements required to achieve these increased production capacities. As a result, our facilities may not achieve expected increased production rates.

We have one reportable segment, our Production segment, with other activities recorded in the All Other category. Our Production segment includes our facilities that are either currently manufacturing ethanol or are being constructed for that purpose. The activities of our marketing and services entities and corporate functions are combined in the All Other category for segment reporting purposes.

EXECUTIVE OVERVIEW

We recorded net earnings of $8.3 million for the three months ended June 30, 2007, compared to a net loss of $1.7 million for the three months ended June 30, 2006. Our gross profits increased $12.8 million to $19.2 million for the three months ended June 30, 2007, compared to $6.4 million for the three months ended June 30, 2006. Our net revenues increased $133.3 million to $154.4 million for the three months ended June 30, 2007, compared to $21.1 million for the three months ended June 30, 2006.

For the six months ended June 30, 2007, we recorded net earnings of $13.5 million, compared to a net loss of $3.0 million for the six months ended June 30, 2006. Our gross profits increased by $30.4 million to $37.4 million in the six months ended June 30, 2007, compared to $7.0 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, our net revenues increased $259.5 million to $286.6 million compared to total net revenues of $27.1 million for the six months ended June 30, 2006.

The following significant items affected the comparability of our recorded results for the three and six months ended June 30, 2007 and 2006, and our financial position as of June 30, 2007:

In May 2006, the sale of ethanol and distillers grains became the primary source of our revenues when we acquired Platte Valley, our first ethanol production facility. In the second half of 2006, we expanded the Platte Valley facility and began production at our Woodbury and Albert City ethanol production facilities. In May 2007, we commenced operation at our Ord production facility. Prior to

May 1, 2006, we derived our revenues primarily from our marketing and services businesses. As a result of the growth of our ethanol and distillers grains production business, our results of operations and financial condition for the three and six months ended June 30, 2007, are not comparable to our results of operations and financial condition for the same periods in 2006.

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

In February 2007, we formed Grinnell, a joint venture company, with Big River to construct, own and operate a 100 mmgy ethanol facility near Grinnell, Iowa. We account for this investment on a consolidated basis because it is a variable interest entity and we are its primary beneficiary.

In May 2007, our 50 mmgy ethanol facility located in Ord, Nebraska commenced operations.

CONSOLIDATED RESULTS

The operating results for the three and six months ended June 30, 2007, are not comparable to the results of the three and six months ended June 30, 2006, due to the growth of our ethanol and distillers grains production business. Our 2007 operating results include a full six months of operations at our Albert City and Woodbury facilities and our expanded Platte Valley facility and approximately seven weeks of operations at our Ord facility. The acquisition of Platte Valley on April 30, 2006, initiated the operations of our Production segment; therefore, the 2006 results for our Production segment do not constitute a complete year of production activity for any of our facilities currently in operation. The following table presents the consolidated earnings as well as the percentage relationship to total revenues of specified items in our consolidated statements of operations:

	For the Three Months Ended June 30,
	2007		2006
	(Unaudited, dollars in thousands)

Total revenues	$154,404	100.0%	$21,095	100.0%
Total cost of goods sold	135,193	87.6	14,706	69.7

Gross profit	19,211	12.4	6,389	30.3
Selling, general and administrative expenses	10,198	6.6	8,310	39.4

Operating income (loss)	9,013	5.8	(1,921)	(9.1)

Other income (expense):
Interest expense	(2,404)	(1.6)	(394)	(1.9)
Interest income	2,093	1.4	716	3.5
Other income	3,992	2.6	8	—
Equity in net income of unconsolidated subsidiary	805	0.5	—	—

	13,499	8.7	(1,591)	(7.5)
Income tax expense	(5,258)	(3.3)	—	—
Minority interest in net loss (income) of subsidiary	44	—	(64)	(0.3)

Net income (loss)	$8,285	5.4%	$(1,655)	(7.8)%

	For the Six Months Ended June 30,
	2007		2006
	(Unaudited, dollars in thousands)

Total revenues	$286,621	100.0%	$27,114	100.0%
Total cost of goods sold	249,268	87.0	20,101	74.1

Gross profit	37,353	13.0	7,013	25.9
Selling, general and administrative expenses	17,766	6.2	10,492	38.7

Operating income (loss)	19,587	6.8	(3,479)	(12.8)

Other income (expense):
Interest expense	(6,813)	(2.4)	(442)	(1.6)
Interest income	4,386	1.5	930	3.4
Other income	4,015	1.5	22	—
Equity in net income of unconsolidated subsidiary	1,088	0.4	—	—

	22,263	7.8	(2,969)	(11.0)
Income tax expense	(8,787)	(3.1)	—	—
Minority interest in net loss (income) of subsidiary	51	—	(64)	(0.2)

Net income (loss)	$13,527	4.7%	$(3,033)	(11.2)%

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited)

Additional Data:(1)
Ethanol sold (gallons in thousands)	67,068	7,284

Ethanol average price per gallon(2)(3)	$1.91	$1.89
Distillers grains average sales per gallon of ethanol sold(4)	$0.26	$0.23

	$2.17	$2.12
Corn costs per gallon of ethanol sold(5)	$1.41	$0.85
Natural gas costs per gallon of ethanol sold(6)	$0.18	$0.19

	$1.59	$1.04

	$0.58	$1.08

Corn costs per bushel(7)	$3.97	$2.38

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)

Additional Data:(1)
Ethanol sold (gallons in thousands)	126,794	7,284

Ethanol average price per gallon(2)(3)	$1.91	$1.89
Distillers grains average sales per gallon of ethanol sold(4)	$0.26	$0.23

	$2.17	$2.12
Corn costs per gallon of ethanol sold(5)	$1.33	$0.85
Natural gas costs per gallon of ethanol sold(6)	$0.18	$0.19

	$1.51	$1.04

	$0.66	$1.08

Corn costs per bushel(7)	$3.82	$2.23

(1)	The 2006 data represents the period beginning May 1, 2006 through June 30, 2006, after the acquisition of Platte Valley. At that time our Platte Valley facility was our only plant in operation.

(2)	The 2007 data represents the gross sales dollars, net of freight and commissions, divided by the gallons of ethanol sold. Freight and commissions were $0.18 and $0.17 per gallon for the three and six months ended June 30, 2007, respectively.

(3)	The 2006 data represents the gross sales dollars, before netting freight and commissions, divided by the gallons of ethanol sold. (See net sales of ethanol below).

(4)	Represents the gross sales dollars, net of commissions, divided by the gallons of ethanol sold.

(5)	Represents the corn costs, including freight, commissions, hedging gains or losses and other related costs divided by the gallons of ethanol sold.

(6)	Represents natural gas costs, including hedging gains or losses, divided by the gallons of ethanol sold.

(7)	Represents corn costs, net of hedging losses of $0.18 and $0.16 per bushel for the three and six months ended June 30, 2007, respectively, and $0.11 per bushel for both the three and six months ended June 30, 2006, respectively.

	For the Three Months Ended June 30,
	2007		2006
		Average Price		Average Price
	Tons	per Ton	Tons	per Ton

Distillers Grains Sales Data
Dry distillers grains (DDG)	68,600	$101.98	—	$—
Modified wet distillers grains (MWDG)	228,000	$45.84	44,200	$37.88
Wet distillers grains (WDG)	5,700	$41.99	—	$—

	For the Six Months Ended June 30,
	2007		2006
		Average Price		Average Price
	Tons	per Ton	Tons	per Ton

Distillers Grains Sales Data
Dry distillers grains (DDG)	140,700	$101.06	—	$—
Modified wet distillers grains (MWDG)	415,800	$44.70	44,200	$37.88
Wet distillers grains (WDG)	12,200	$38.71	—	$—

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Total Revenues.  Total revenues increased by $133.3 million from $21.1 million for three months ended June 30, 2006, to $154.4 million for the three months ended June 30, 2007, primarily as the result of the growth of our ethanol production business. Revenues for the three months ended June 30, 2007, represent a full quarter of production activity at our Albert City and Woodbury facilities and our expanded Platte Valley facility and approximately seven weeks of operations at our Ord facility compared to two months of production activity at Platte Valley in our 2006 results.

Net sales of ethanol increased by $114.3 million from $14.4 million for the three months ended June 30, 2006, to $128.7 million for the three months ended June 30, 2007. During the second quarter of 2007, our Production segment sold 67.1 million gallons of ethanol at an average selling price of $1.91 per gallon, compared to the second quarter of 2006 when we sold 7.3 million gallons of ethanol at an average selling price of $1.89 per gallon. Sales for the three months ended June 30, 2007, are net of transportation costs and commissions of $11.8 million, or $0.18 per gallon. As of September 2006, we no longer consolidate the operations of Provista and, as such, the sales are recorded on a net basis.

Net sales of co-products increased $16.4 million from $1.9 million for the three months ended June 30, 2006, to $18.3 million for the three months ended June 30, 2007, primarily due to increased production volumes and an increase of $7.96 per ton in the average net selling price of modified wet distillers grains. During the second quarter of fiscal 2007, our Production segment sold 68,600 tons of dried distillers grains at an average selling price of $101.98 per ton, 228,000 tons of modified wet distillers grains at an average selling price of $45.84 per ton and 5,700 tons of wet distillers grains at an average selling price of $41.99 per ton. In the period beginning May 1, 2006 through June 30, 2006, our Production segment sold 44,200 tons of modified wet distillers grains at an average selling price of $37.88 per ton. Sales of co-products represented $0.26 per gallon of ethanol sold for the three months ended June 30, 2007, compared to $0.23 per gallon of ethanol sold for the three months ended June 30, 2006.

Sales of other products increased $1.0 million from $1.1 million for the three months ended June 30, 2006, to $2.1 million for the three months ended June 30, 2007, primarily as the result of the sale of yellow corn. This increase was partially offset by decreased sales of non-fixed margin commodities of $0.7 million in our services business.

Services and commissions revenues increased $0.2 million, or 8%, from $2.5 million for the three months ended June 30, 2006, to $2.7 million for the three months ended June 30, 2007. In the second quarter of 2007, we recorded $0.2 million of revenue related to the termination of a management agreement with a third-party plant customer.

Other revenue increased $1.3 million from $1.3 million for the three months ended June 30, 2006, to $2.6 million for the three months ended June 30, 2007, which represented an increase in the amount earned under the State of Nebraska’s ethanol incentive program due to the increased production at Platte Valley. Our Platte Valley facility generates alcohol fuel tax incentive credits at a rate of $0.18 per gallon on the first 15,625,000 gallons of ethanol produced on a yearly basis beginning on May 1st of each year. This state incentive program is set to expire in 2012.

Cost of Goods Sold.  Cost of goods sold increased by $120.5 million from $14.7 million for the three months ended June 30, 2006, to $135.2 million for the three months ended June 30, 2007, primarily as the result of the growth in our ethanol and distillers grains production business as we expanded from the one facility that was reflected in our results beginning in May 2006 to four facilities in May 2007. Cost of goods sold in our Production segment represented $1.98 per gallon of ethanol sold for the three months ended June 30, 2007, and $1.58 per gallon of ethanol sold for the three months ended June 30, 2006. This per gallon increase was driven primarily by higher corn costs, which included a $4.2 million increase in hedging losses on our exchange-traded corn futures contracts and a $3.4 million increase in hedging loss on our exchange-traded energy futures contracts. Ethanol cost of goods sold, which represents cost of goods sold less distillers grains revenues, was $1.74 per gallon for the three months ended June 30, 2007, compared to $1.34 per gallon for the three months ended June 30, 2006.

Corn costs were $94.7 million for the three months ended June 30, 2007, and represented 71% of our cost of goods sold, compared to $6.2 million and 54% of our cost of goods sold for the three months ended June 30, 2006. After taking into account hedging losses, corn costs averaged $3.97 per bushel, or $1.41 per gallon of ethanol sold for the three months ended June 30, 2007, compared to $2.38 per bushel, or $0.85 per gallon of ethanol sold for the three months ended June 30, 2006. Before taking into account hedging losses, corn costs averaged $3.79 per bushel, or $1.35 per gallon of ethanol sold for the three months ended June 30, 2007, compared to $2.12 per bushel, or $0.75 per gallon of ethanol sold for the three months ended June 30, 2006.

Natural gas costs were $12.4 million for the three months ended June 30, 2007, and represented 9% of our cost of goods sold, compared to $1.4 million and 12% of our cost of goods sold for the three months ended June 30, 2006. After taking into account hedging losses, natural gas costs averaged $7.36 per MMBTU, or $0.18 per gallon of ethanol sold for the three months ended June 30, 2007, compared to $8.15 per MMBTU, $0.19 per gallon of ethanol sold for the three months ended June 30, 2006. Before taking into account hedging losses our natural gas costs averaged $7.31 per MMBTU, or $0.18 per gallon of ethanol sold for the three months ended June 30, 2007, compared to $6.85 per MMBTU, $0.16 per gallon of ethanol sold for the three months ended June 30, 2006.

Transportation costs on distillers grains were $2.2 million for the three months ended June 30, 2007, and represented 2% of our cost of goods sold, compared to $1.3 million and 11% of cost of goods sold for the three months ended June 30, 2006. For the three months ended June 30, 2007, ethanol related transportation costs were recorded in net sales as Provista incurred those costs. For the three months ended June 30, 2006, we consolidated Provista’s financial results, and therefore, ethanol related transportation costs were recorded in cost of goods sold.

Labor and manufacturing overhead was $25.3 million for the three months ended June 30, 2007 and represented 18% of our cost of goods sold, compared to $2.6 million and 23% of cost of goods sold for the three months ended June 30, 2006. Labor costs related to construction of our ethanol production facilities are considered to be part of the direct cost of construction, and as such, are capitalized.

The aggregate net loss from derivatives included in cost of goods sold was $7.7 million for the three months ended June 30, 2007, compared to $0.9 million for the three months ended June 30, 2006. We mark all exchange-traded corn, natural gas futures and energy contracts to market through cost of goods sold. For the three months ended June 30, 2007, net losses on hedging activities were $0.11 per gallon compared to $0.12 per gallon for the three months ended June 30, 2006.

Cost of products sales related to the commodities that we sell under our non-fixed margin contract decreased $0.9 million from $1.9 million for the three months ended June 30, 2006 to $1.0 million for three months ended June 30, 2007.

Cost of services and commissions decreased by $0.4 million, or 29%, from $1.4 million for the three months ended June 30, 2006, to $1.0 million for the three months ended June 30, 2007, primarily due to the deconsolidation of Provista.

Gross Profit.  Gross profit increased $12.8 million from $6.4 million for the three months ended June 30, 2006 to $19.2 million for the three months ended June 30, 2007, driven primarily by the acquisition and expansion of our Platte Valley facility and the commencement of operations at our Albert City, Ord and Woodbury facilities, which was partially offset by higher corn costs and hedging losses. For the three months ended June 30, 2007, we generated gross profits of $17.7 million, or $0.27 per gallon, in our Production segment compared to $5.3 million, or $0.72 per gallon, for the three months ended June 30, 2006. Gross profits for the three months ended June 30, 2007, decreased $0.45 per gallon compared to the three months ended June 30, 2006, primarily due to higher corn costs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $1.9 million, or 23%, from $8.3 million for the three months ended June 30, 2006, to $10.2 million for the three months ended June 30, 2007. Corporate and all other expenses increased by $1.3 million. Of this amount, $6.1 million was primarily due to the growth of our businesses, partially offset by a one-time payment of $4.8 million in May of 2006 to Capitaline Advisors, LLC, (a related party) in connection with the termination of a financial advisory services agreement. Expenses in our Production segment increased by $0.5 million, primarily due to our additional facilities.

Interest Expense.  Interest expense increased by $2.0 million from $0.4 million for the three months ended June 30, 2006, to $2.4 million for the three months ended June 30, 2007. Interest expense increased primarily due to additional borrowings on our senior secured credit facilities, which we entered into in February 2007. In connection with Platte Valley’s refinancing, we expensed a prepayment penalty of $0.7 million and $0.7 million of debt financing costs. Interest expense for the three months ended June 30, 2006, represented interest on borrowings under credit facilities primarily related to Provista, which have since been repaid and terminated in connection with our transfer of interest to CHS. Interest expense of $2.6 million and $0.2 million incurred on borrowings related to construction activities has been capitalized for the three months ended June 30, 2007 and 2006, respectively, and as such, is not included in interest expense. Total interest for the three months ended June 30, 2007, was $5.0 million compared to $0.6 million for the three months ended June 30, 2006.

Interest Income.  Interest income increased by $1.4 million from $0.7 million for the three months ended June 30, 2006, to $2.1 million for the three months ended June 30, 2007, primarily as the result of increased short-term investments arising from the proceeds of our initial public offering and from excess cash flows generated by our production facilities.

Other Income.  Other income increased by $4.0 million from a minimal amount for the three months ended June 30, 2006, to $4.0 million for the three months ended June 30, 2007, as the result of the receipt of the remaining $4.0 million due to us from the sale of a build slot. In December 2006, we sold one of our build slots under a master design-build agreement with Fagen, Inc., for total consideration of $12.0 million. We received $8.0 million in December 2006, upon execution of the agreement. The remaining $4.0 million was paid when Fagen, Inc., mobilized at the build site.

Equity in Net Income of Subsidiary.  Our equity in net income of unconsolidated subsidiary of $0.8 million for the three months ended June 30, 2007, represented our 50% share of Provista’s earnings. Beginning September 1, 2006, we have accounted for our investment in Provista under the equity method of accounting.

Income (Loss) Before Income Taxes and Minority Interest.  Pretax income increased by $15.1 million from a $1.6 million loss for the three months ended June 30, 2006, to $13.5 million of income for the three months ended June 30, 2007. Our Production segment’s pretax income increased $7.5 million, primarily due to the increase in production volumes as our new ethanol facilities began operations. In addition, the pretax earnings of our marketing and services businesses increased by $1.9 million, we recognized other income for the receipt of $4.0 million from the sale of the build slot as described above, and interest income increased by $1.4 million.

Income Taxes.  Income tax expense of $5.3 million for the three months ended June 30, 2007, represented an effective tax rate of 39.0%. We recorded an income tax benefit of $0.6 million related to our net loss for the three months ended June 30, 2006, which was offset by a $0.6 million valuation allowance on the net loss.

Minority Interest in Net Loss (Income) of Subsidiary.  Minority interest in net loss of subsidiary was $44,000 for the three months ended June 30, 2007, and represented the minority owner’s 50% share of losses of Grinnell. In February 2007, we formed a joint venture with Big River Resources, LLC, to construct, own and operate a 100 mmgy ethanol facility. At that time, we began to consolidate the operations of the joint venture. Minority interest in net income of subsidiary was $64,000 for the three months ended June 30, 2006, and represented the minority owner’s 50% share of Provista’s net income. On March 31, 2006, we sold 50% of our membership interest in Provista to CHS. For the three months ended June 30, 2006, we consolidated the operations of Provista because it was a variable interest entity and we were the primary beneficiary of a significant receivable owed to us by Provista and our guarantee of Provista’s debt. On August 31, 2006, our guarantee of Provista’s debt was terminated and Provista repaid all outstanding debts to us, and we deconsolidated Provista. From September 1, 2006 forward we are accounting for our investment in Provista under the equity method of accounting.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Total Revenues.  Total revenues increased by $259.5 million from $27.1 million for the six months ended June 30, 2006, to $286.6 million for the six months ended June 30, 2007, primarily as the result of increased production as our new facilities became operational. Revenues for the six months ended June 30, 2007, represent two full quarters of production activity at Albert City, Platte Valley and Woodbury, and seven weeks of production at our Ord facility compared to two months of production activity at Platte Valley in our 2006 results.

Net sales of ethanol increased by $225.8 million from $16.6 million for the six months ended June 30, 2006, to $242.4 million for the six months ended June 30, 2007. During the first half of 2007, our Production segment sold 126.8 million gallons of ethanol at an average selling price of $1.91 per gallon compared to the second quarter of 2006 when we sold 7.3 million gallons of ethanol at an average selling price of $1.89 per gallon. Sales for the six months ended June 30, 2007, are net of transportation costs and commissions of $21.1 million, or $0.17 per gallon. As of September 2006, we no longer consolidate the operations of Provista and, as such, the sales are recorded on a net basis.

Net sales of co-products increased $32.1 million from $2.0 million for the six months ended June 30, 2006, to $34.1 million for the six months ended June 30, 2007. During the first half of 2007, our Production segment sold 140,700 tons of dried distillers grains at an average selling price of $101.06 per ton, 415,800 tons of modified wet distillers grains at an average selling price of $44.70 per ton and 12,200 tons of wet distillers grains at an average selling price of $38.71 per ton. In the period beginning May 1, 2006 through June 30, 2006, our Production segment sold 44,200 tons of modified wet distillers grains at an average selling price of $37.88 per ton. Sales of co-products represented $0.26 per gallon of ethanol sold for the six months ended June 30, 2007, compared to $0.23 per gallon of ethanol sold for the six months ended June 30, 2006.

Sales of other products remained consistent at $2.7 million for the six months ended June 30, 2006 and 2007. For the six months ended June 30, 2007, we recorded revenues of $1.7 million from the sale of yellow corn. This increase was offset by decreased sales of non-fixed margin commodities of $1.7 million in our services business.

Services and commissions revenues increased $0.4 million from $4.5 million for the six months ended June 30, 2006, to $4.9 million for the six months ended June 30, 2007. In the second quarter of 2007 we recorded $0.2 million of revenue related to the termination of a management agreement with a third-party plant customer.

Other revenue increased $1.3 million from $1.3 million for the six months ended June 30, 2006, to $2.6 million for the six months ended June 30, 2007, which represented an increase in the amount earned under the State of Nebraska’s ethanol incentive program due to the increased production at Platte Valley. Our Platte Valley facility generates alcohol fuel tax incentive credits at a rate of $0.18 per gallon on the first 15,625,000 gallons of ethanol produced on a yearly basis beginning on May 1st of each year. This state incentive program is set to expire in 2012.

Cost of Goods Sold.  Cost of goods sold increased by $229.2 million from $20.1 million for the six months ended June 30, 2006 to $249.3 million for the six months ended June 30, 2007 as a result of the growth in our ethanol and distillers grains production business as we expanded from the one facility that was reflected in our results beginning in May 2006 to four facilities in May 2007. Cost of goods sold in our Production segment represented $1.94 per gallon of ethanol sold for the six months ended June 30, 2007 compared to $1.58 per gallon of ethanol sold for the six months ended June 30, 2006. This per gallon increase was primarily driven by higher corn costs, which included a $6.8 million increase in hedging losses on our exchange-traded corn futures contracts and a $4.5 million increase in hedging loss on our exchange-traded energy futures contracts. Ethanol cost of goods sold, which represents cost of goods sold less distillers grains revenues, was $1.67 per gallon for the six months ended June 30, 2007, compared to $1.34 per gallon for the six months ended June 30, 2006.

Corn costs were $169.2 million for the six months ended June 30, 2007, and represented 69% of our cost of goods sold, compared to $6.2 million and 54% of our cost of goods sold for the six months ended June 30, 2006. After taking into account hedging losses, corn costs averaged $3.82 per bushel, or $1.33 per gallon of ethanol sold for the six months ended June 30, 2007, compared to $2.38 per bushel, or $0.85 per gallon of ethanol sold for the six months ended June 30, 2006. Before taking into account hedging losses, corn costs averaged $3.66 per bushel, or $1.28 per gallon of ethanol sold for the six months ended June 30, 2007, compared to $2.12 per bushel, or $0.75 per gallon of ethanol sold for the six months ended June 30, 2006.

Natural gas costs were $23.8 million for the six months ended June 30, 2007, and represented 10% of our cost of goods sold, compared to $1.4 million and 12% of our cost of goods sold for the six months ended June 30, 2006. After taking into account hedging gains, natural gas costs averaged $7.20 per MMBTU, or $0.18 per gallon of ethanol sold for the six months ended June 30, 2007, compared to $8.15 per MMBTU, $0.19 per gallon of ethanol sold for the six months ended June 30, 2006. Before taking into account hedging gains, natural gas costs averaged $7.33 per MMBTU, or $0.19 per gallon of ethanol sold, compared to $6.85 per MMBTU, $0.16 per gallon of ethanol sold for the six months ended June 30, 2006.

Transportation costs on distillers grains were $3.6 million for the six months ended June 30, 2007, and represented 1% of our cost of goods sold compared to $1.3 million and 11% of cost of goods sold for the six months ended June 30, 2006. For the six months ended June 30, 2007, ethanol related transportation costs were recorded in net sales as Provista incurred those costs. For the six months ended June 30, 2006, we consolidated Provista’s financial results, and therefore, ethanol related transportation costs were recorded in cost of goods sold.

Labor and manufacturing overhead costs were $52.2 million for the six months ended June 30, 2007, and represented 20% of our cost of goods sold, compared to $2.6 million and 23% of cost of goods sold for the six months ended June 30, 2006. Labor costs related to construction of our ethanol production facilities are considered to be part of the direct cost of construction, and as such, are capitalized.

The aggregate net loss from derivatives included in cost of goods sold was $10.8 million for the six months ended June 30, 2007, compared to $0.9 million for the six months ended June 30, 2006. We mark all exchange-traded corn, natural gas futures and energy contracts to market through cost of goods sold. For the six months ended June 30, 2007, net losses on hedging activities were $0.09 per gallon of ethanol sold compared to $0.12 per gallon of ethanol sold for the six months ended June 30, 2006.

Cost of products sales related to the commodities that we sell under our non-fixed margin contract decreased $4.0 million from $5.7 million for the six months ended June 30, 2006, to $1.7 million for six months ended June 30, 2007.

Cost of services and commissions decreased by $1.1 million, or 37%, from $3.0 million for the six months ended June 30, 2006, to $1.9 million for the six months ended June 30, 2007, primarily due to the deconsolidation of Provista.

Gross Profit.  Gross profit increased $30.4 million from $7.0 million for the six months ended June 30, 2006, to $37.4 million for the six months ended June 30, 2007, driven primarily by the acquisition and expansion of our Platte Valley facility and the commencement of operations at our Albert City, Woodbury and Ord facilities, which was partially offset by higher corn costs and hedging losses. We generated gross profits of $34.1 million, or $0.27 per gallon, in our Production segment compared to $5.3 million, or $0.72 per gallon for the six months ended June 30, 2006. Gross profits for the six months ended June 30, 2007, decreased $0.45 per gallon compared to the six months ended June 30, 2006, primarily due to higher corn costs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $7.3 million from $10.5 million for the six months ended June 30, 2006, to $17.8 million for the six months ended June 30, 2007. Corporate and all other expenses increased by $5.6 million. Of this amount, $10.4 million was primarily due to the growth of our businesses, partially offset by a one-time payment of $4.8 million in May of 2006 to Capitaline Advisors, LLC, (a related party) in connection with the termination of a financial advisory services agreement. Expenses in our Production segment increased by $1.7 million, primarily due to our additional production facilities.

Interest Expense.  Interest expense increased by $6.4 million from $0.4 million for the six months ended June 30, 2006, to $6.8 million for the six months ended June 30, 2007. Interest expense increased primarily due to additional borrowings on our senior secured credit facilities, which we entered into in February 2007. In connection with Platte Valley’s refinancing, we expensed a prepayment penalty of $0.7 million and $0.7 million of debt financing costs. Interest expense for the six months ended June 30, 2006, represented interest on borrowing under credit facilities primarily related to Provista, which have since been repaid and terminated in connection with our transfer of interest to CHS. Interest expense of $3.9 million and $0.5 million incurred on borrowing related to construction activities has been capitalized for the six months ended June 30, 2007 and 2006, respectively, and as such, is not included in interest expense. Total interest for the six months ended June 30, 2007, was $10.7 million compared to $0.9 million for the three months ended June 30, 2006.

Interest Income.  Interest income increased by $3.5 million from $0.9 million for the six months ended June 30, 2006, to $4.4 million for the six months ended June 30, 2007. This increase was primarily the result of increased short-term investments arising from the proceeds of our initial public offering and from cash flows generated by our production facilities.

Other Income.  Other income increased by $4.0 million from a minimal amount for the six months ended June 30, 2006, to $4.0 million for the six months ended June 30, 2007, as the result of the receipt of the remaining $4.0 million due to us from the sale of a build slot. In December 2006, we sold one of our build slots under a master design-build agreement with Fagen, Inc., for total consideration of $12.0 million. We received $8.0 million in December 2006, upon execution of the agreement. The remaining $4.0 million was paid when Fagen, Inc., mobilized at the build site.

Equity in Net Income of Subsidiary.  Our equity in net income of unconsolidated subsidiary of $1.1 million for the six months ended June 30, 2007, represented our 50% share of Provista’s earnings. Beginning September 1, 2006, we have accounted for our investment in Provista under the equity method of accounting.

Income (Loss) Before Income Taxes and Minority Interest.  Pretax income increased by $25.3 million from a $3.0 million loss for the six months ended June 30, 2006, to $22.3 million of income for the six months ended June 30, 2007. Our Production segment’s pretax income increased $17.3 million, primarily due to the increase in production volumes as our new ethanol facilities began production. In addition, the pretax earnings of our marketing and services businesses increased by $4.0 million and we recognized other income for the receipt of $4.0 million from the sale of the build slot as described above. This increase was partially offset by increased corporate expenses of $4.5 million due to the growth of our businesses.

Income Taxes.  Income tax expense of $8.8 million for the six months ended June 30, 2007, represented an effective tax rate of 39.5%. We recorded an income tax benefit of $1.1 million related to our net loss for the six months ended June 30, 2006, which was offset by a $1.1 million valuation allowance on the net loss.

Minority Interest in Net Loss (Income) of Subsidiary.  Minority interest in net loss of subsidiary was $51,000 for the six months ended June 30, 2007, and represented the minority owner’s 50% of losses of Grinnell. In February 2007, we formed a joint venture with Big River Resources, LLC, to construct, own and operate a 100 mmgy ethanol facility. At that time, we began to consolidate the operations of the joint venture. Minority interest in net income of subsidiary was $64,000 for the six months ended June 30, 2006, and represented the minority owner’s 50% share of Provista’s net income. On March 31, 2006, we sold 50% of our membership interest in Provista to CHS. For the six months ended June 30, 2006, we consolidated the operations of Provista because it was a variable interest entity and we were the primary beneficiary of a significant receivable owed to us by Provista and our guarantee of Provista’s debt. On August 31, 2006, our guarantee of Provista’s debt was terminated and Provista repaid all outstanding debts to us, and we deconsolidated Provista. From September 1, 2006 forward we are accounting for our investment in Provista under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

Cash Flows Provided by Operating Activities.  Cash flows provided by operating activities totaled $45.3 million for the six months ended June 30, 2007, compared to cash flows provided by operating activities of $2.5 million for the six months ended June 30, 2006. The increase in cash provided by operating activities is primarily driven by the growth of our business and hedging activities. An increase in working capital for the six months ended June 30, 2007, used cash of $0.8 million.

Cash Used in Investing Activities.  Cash used in investing activities totaled $175.6 million and $113.4 million for the six months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007, additions to property and equipment of $23.2 million, $62.2 million, $49.5 million and $10.6 million were related to construction projects at Ord, Hankinson, Dyersville and Janesville, respectively. Additions to property and equipment related to Grinnell’s construction project were $7.0 million, which represented 100% of costs since we began consolidating Grinnell’s activities. For the six months ended June 30, 2006, additions to property, plant and equipment of $25.5 million, $41.9 million, $15.8 million and $4.8 million were related to construction projects at Woodbury, Albert City, Platte Valley and Ord, respectively.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $96.6 million for the six months ended June 30, 2007, and $94.1 million for the six months ended June 30, 2006, respectively. In February 2007, we entered into five senior secured facilities with AgStar to provide funds for construction of our Hankinson, Dyersville, Janesville and Ord production plants and to refinance our Platte Valley facility. As of June 30, 2007, we had borrowed $46.3 million for our Ord construction project and we borrowed $67.5 million on a term loan and $22.5 million on a revolving term loan to refinance Platte Valley loans in aggregate of $36.8 million with a different lender. In addition, we converted our Albert City loan of $72.3 million from a construction loan to a $66.2 million term loan and a $17.0 million revolving loan. In March 2006, we raised approximately $94.4 million through a private placement of our common stock.

Significant sources of liquidity during the six months ended June 30, 2007 included proceeds from our IPO, additional borrowings under our credit facilities and cash provided by operations. During the six months ended June 30, 2006, our private placement equity offerings were the significant source of liquidity.

Our principal uses of cash have been, and are expected to continue to be, the construction of new plants and other capital expenditures, the acquisition of ethanol plants and payments on our outstanding indebtedness. As of June 30, 2007, we had total cash and cash equivalents of $136.4 million compared to $23.7 million as of June 30, 2006. Of the $136.4 million, an aggregate of $47.7 million was held by certain of our subsidiaries, which are generally limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.

PRODUCTION CAPACITY EXPANSION

Set forth in the table below are the estimated remaining construction costs (not including start-up working capital requirements) of our ethanol facilities under construction as of June 30, 2007:

	Hankinson,	Dyersville,	Janesville,
	North Dakota	Iowa	Minnesota	Total

Estimated Production Start Date	Q2	Q2	Q3
	2008	2008	2008
Nameplate Ethanol Production Capacity per year (mmgy)	100	100	100	300
Total Estimated Construction Costs	$146.1	$163.0	$138.0	$447.1
Estimated Remaining Construction Costs	$78.8	$110.1	$122.7	$311.6
Amount to be Funded Under Existing Credit Facilities	$78.8	$97.8	$82.8	$259.4

According to the terms of our senior credit facilities for the projects described above, generally 60% of the total construction costs are funded with borrowings under the applicable credit facility. See “Credit Arrangements”.

We intend to fund the $52.2 million of construction costs for these facilities in excess of amounts available under our credit facilities with cash on hand as of June 30, 2007, which primarily consists of cash generated by operations and the proceeds of our IPO.

Due to the pending zoning lawsuits discussed above, our Grinnell facility has not obtained the required debt financing, and we have put on hold any further funding. Even if the lawsuits are favorably resolved, there can be no assurance that Grinnell will be able to obtain the required debt funding on acceptable terms, or at all.

Currently, we are considering a number of potential sites for ethanol plants. After completing our evaluation, we will determine which sites best fit our long-term growth plans. Additional funding will be required to finance the construction of any additional ethanol plants. There can be no assurance, however, that we will be able to obtain the required funding on terms acceptable to us, or at all.

CREDIT ARRANGEMENTS

Albert City

In March 2007, the Albert City construction loan was converted to a term loan, a revolving loan, and a seasonal revolving loan, which allows for up to $3.0 million to be used for letters of credit. As of June 30, 2007, $65.4 million was outstanding under the term loan and $17.0 million was outstanding under the revolving term loan. In addition, Albert City has a $6.5 million seasonal revolving loan that is available for working capital needs. As of June 30, 2007, no amount was outstanding under Albert City’s seasonal revolving loan and $2.7 million of letters of credit were outstanding under Albert City’s seasonal revolving loan.

In November 2005, Albert City entered into a senior secured credit facility with AgStar to finance the development and construction of our Albert City ethanol plant.

In April 2005, Albert City entered into a loan agreement with the Iowa Department of Economic Development. As of June 30, 2007, there was no outstanding balance under this loan agreement with availability of $0.4 million.

Ord

On February 7, 2007, we entered into a senior secured credit facility with AgStar, as administrative agent and as a lender, and a group of other lenders for our Ord, Nebraska facility. This senior secured credit facility is structured as a construction loan not to exceed $46.5 million with $5.0 million available for letter of credit. This construction loan provided the funds necessary to finance up to 60% of the construction costs. In addition, a $10.0 million seasonal revolving credit facility will be available to Ord upon the conversion of the construction loan to a term loan. The construction loan converts to a term loan 120 days after substantial completion of the project. Outstanding borrowings under this credit facility on June 30, 2007, were $46.3 million and outstanding letters of credit were $0.2 million.

Platte Valley

On February 7, 2007, we entered into a senior secured credit facility with AgStar, as administrative agent and as a lender, and a group of other lenders to refinance a $90.0 million existing credit facility for our Platte Valley, Nebraska location. In addition, a $10.0 million seasonal revolving credit facility is available under the senior secured credit facility for Platte Valley.

We acquired Platte Valley Fuel Ethanol, LLC in April 2006. Prior to this acquisition, Platte Valley Fuel Ethanol had entered into a senior secured credit facility with First National Bank of Omaha. In August 2006, Platte Valley entered into a credit facility with First National Bank of Omaha to finance the expansion project. On February 7, 2007, we used funds from our AgStar credit facility to prepay all the outstanding debt with First National Bank of Omaha in aggregate of $36.8 million. In connection with the refinancing, we incurred and expensed a prepayment penalty of $0.7 million and $0.7 million of debt financing costs. The Platte Valley credit facility that we entered into in February 2007 is structured as a seasonal revolving loan not to exceed $10.0 million, a senior secured credit facility not to exceed $67.5 million and a revolving term loan not to exceed $22.5 million. The seasonal revolving loan allows for up to $5.0 million of the $10.0 million to be used for letters of credit. As of June 30, 2007, we had outstanding borrowings of $0.0 million, $67.5 million and $22.5 million under our seasonal revolving loan, senior secured credit facility and revolving term loan, respectively and outstanding letters of credit of $0.5 million. Platte Valley used a portion of the proceeds of these credit facilities to make a one-time distribution to us for the portion of the project costs that were paid with our additional equity contributions in excess of the 40% that we were required to pay under our loan agreement.

On October 31, 2003, Platte Valley entered into a redevelopment contract with the Community Redevelopment Authority of the City of Central City, Nebraska, pursuant to which the city issued revenue bonds. Platte Valley received a portion of the bond proceeds in the form of grants to be used to fund, in part, the development and construction of the Platte Valley facility. Platte Valley is obligated to repay the bonds with semiannual interest and principal payments at fixed interest rates ranging from 6.25% to 7.25%. As of June 30, 2007, there was an outstanding balance of $3.4 million on the bonds.

Woodbury

In November 2006, the Woodbury construction loan was converted to a term loan in an amount not to exceed $28.0 million and a revolving loan not to exceed $8.0 million. As of June 30, 2007, $27.3 million was outstanding under the term loan and $8.0 million was outstanding under the revolving term loan. In addition, Woodbury has a $3.5 million seasonal revolving loan that is available for working capital needs. As of June 30, 2007, $0.5 million was outstanding under Woodbury’s seasonal revolving loan and no letters of credit were outstanding under the seasonal revolving loan.

In November 2005, Woodbury entered into a senior secured credit facilities with AgStar to finance the development and construction of our Woodbury ethanol plant.

Hankinson

On February 7, 2007, we entered into a senior secured credit facility with AgStar, as administrative agent and as a lender, and a group of other lenders. This senior secured credit facility is structured as a construction loan not to exceed $95.1 million with $5.0 million available for letter of credit. This construction loan will provide funds necessary to finance up to 60% of construction costs. We must provide the necessary funds to provide for 40% of the construction costs before funds are available under this credit facility. In addition, a $10.0 million seasonal revolving credit facility will be available to Hankinson upon the conversion of the construction loan to a term loan. As of June 30, 2007, we had $3.6 million of outstanding borrowings and $4.3 million of outstanding letters of credit.

Dyersville

On February 7, 2007, we entered into a senior secured credit facility construction loan with AgStar, as administrative agent and as a lender, and a group of other lenders for our Dyersville, Iowa facility. This senior secured credit facility is structured as a construction loan not to exceed $105.1 million with $5.0 million available for letter of credit. This construction loan will provide funds necessary to finance up to 60% of the construction costs and we must provide the necessary funds to provide for 40% of the construction costs before funds are available under the credit facility. In addition, a $10.0 million seasonal revolving credit facility will be available to Dyersville upon the conversion of the construction loan to a term loan. As of June 30, 2007, we had no outstanding borrowings and $1.4 million of outstanding letters of credit for our Dyersville construction project.

Janesville

On February 7, 2007, we entered into a senior secured credit facility construction loan with AgStar, as administrative agent and as a lender, and a group of other lenders for our Janesville, Minnesota facility. This senior secured credit facility is structured as a construction loan not to exceed $90.3 million with $5.0 million available for letter of credit. This construction loan will provide funds necessary to finance up to 60% of the construction costs and we must provide the necessary funds to provide for 40% of the construction costs before funds are available under the credit facility. In addition, a $10.0 million seasonal revolving credit facility will be available to Janesville upon the conversion of the construction loan to a term loan. As of June 30, 2007, we had no outstanding borrowings and $0.4 million of outstanding letters of credit for our Janesville construction project.

The total outstanding borrowings and total available capacity under our current credit facilities as of June 30, 2007 were as follows:

	Albert		Platte
	City	Ord	Valley	Woodbury	Hankinson	Dyersville	Janesville	Total
	(Dollars in thousands)

Construction loans:(1)(2)
Senior secured facilities:
Total capacity	$—	$46,500	$—	$—	$95,100	$105,100	$90,300	$337,000
Letters of credit	—	180	—	—	4,324	1,375	400	6,279
Outstanding borrowings	—	46,320	—	—	3,617	—	—	49,937

Total available capacity	—	—	—	—	87,159	103,725	89,900	280,784
Term loans:(3)
Seasonal revolving loans:
Total capacity	6,500	—	10,000	3,500	—	—	—	20,000
Letters of credit	2,717	—	480	—	—	—	—	3,197
Outstanding borrowings	—	—	—	500	—	—	—	500

Total available capacity	3,783	—	9,520	3,000	—	—	—	16,303
Senior secured facilities:
Total capacity	65,397	—	67,500	27,313	—	—	—	160,210
Outstanding borrowings	65,397	—	67,500	27,313	—	—	—	160,210

Total available capacity	—	—	—	—	—	—	—	—
Revolving term loans:
Total capacity	17,000	—	22,500	8,000	—	—	—	47,500
Outstanding borrowings	17,000	—	22,500	8,000	—	—	—	47,500

Total available capacity	—	—	—	—	—	—	—	—
Total
Total capacity	88,897	46,500	100,000	38,813	95,100	105,100	90,300	564,710
Letters of credit	2,717	180	480	—	4,324	1,375	400	9,476
Outstanding borrowings	82,397	46,320	90,000	35,813	3,617	—	—	258,147

Total available capacity	$3,783	$—	$9,520	$3,000	$87,159	$103,725	$89,900	$297,087

Community redevelopment revenue bonds								$3,399

Total debt								$261,546	(4)

(1)	The construction loans convert to term loans 120 days after substantial completion of each construction project. Ord is scheduled to convert September 2007.

(2)	Each construction project can secure up to $5.0 million in letters of credit.

(3)	Albert City and Woodbury can secure up to $3.0 million in letters of credit against their seasonal revolving loans. Platte Valley can secure up to $5.0 million in letters of credit against the seasonal revolving loan.

(4)	Represents the total debt as recorded on our balance sheet and is comprised of outstanding borrowings under all of our existing credit facilities of $258.1 million plus the outstanding balance on Platte Valley’s community redevelopment revenues bonds of $3.4 million.

As of June 30, 2007, the current portion of long-term debt was $15.5 million. As of June 30, 2007, our subsidiaries were in compliance with all applicable financial covenants contained in the loan agreements evidencing each of the credit facilities discussed above.

We believe that our cash and cash equivalents, cash from operations and borrowings under our existing credit arrangements will be sufficient to meet our anticipated future operational expenses. As discussed above, additional financing will be required to fund our 50% share of Grinnell’s construction costs and other additional ethanol plants beyond those currently under construction. Subject to lender consent for the merger transaction, Millennium has credit arrangements in place to fully fund the expected borrowings for the Marion construction project.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

There have been no material changes during the periods covered by this report, outside of our ordinary course of business, to the contractual obligations specified in the table of contractual obligations in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Fiscal 2006 Annual Report on Form 10-K, except as described below.

On February 7, 2007, we entered into new senior secured credit facilities as described in Item 2 under the “Credit Arrangements” section.

CRITICAL ACCOUNTING POLICIES

Our Critical Accounting Policies are presented in our Fiscal 2006 Annual Report on Form 10-K. There have been no changes to these policies during the six months ended June 30, 2007, except as discussed below.

During the first quarter of 2007, we began entering into exchange-traded energy futures contracts to manage our risk on ethanol sales. During the second quarter of 2007, we began entering into over-the-counter financial instruments to manage our risk on corn purchases. We account for these derivative financial instruments at fair value in the condensed consolidated financial statements with changes in fair value being recorded in cost of goods sold.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk factors” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Such factors include, among others:

•	our ability to implement our expansion strategy as planned or at all;

•	the volatility and uncertainty of commodity prices;

•	changes in current legislation or regulations that affect ethanol supply and demand or governmental subsidies;

•	changes in ethanol supply and demand;

•	our ability to compete effectively in the industry;

•	our limited operating history and history of operating losses;

•	our ability to successfully locate and integrate future acquisitions, including the pending acquisition of Millennium Ethanol, LLC;

•	development of infrastructure related to the sale and distribution of ethanol;

•	the results of our hedging transactions;

•	operational difficulties at our ethanol plants;

•	the adverse effect of environmental, health and safety laws, regulations and liabilities, including potentially significant changes in environmental regulations;

•	our less than 100% ownership of and control over certain assets used in our business;

•	our ability to provide services to competing third-party producers;

•	disruptions to infrastructure or in the supply of raw materials;

•	the limited use of our historical financial information in evaluating our performance;

•	the division of our management’s time and energy among our different ethanol plants;

•	competition for qualified personnel in the ethanol industry;

•	our ability to keep pace with technological advances;

•	the restrictive covenants in our debt financing agreements;

•	the material weakness and reportable conditions identified in our internal controls;

•	we are subject to financial reporting and other requirements for which we may not be adequately prepared;

•	our status as a holding company;

•	certain of our shareholders could exert significant influence over us; and

•	the market price of our common stock may be volatile.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider market risk to be the potential loss arising from adverse changes in market rates and prices.

We manage our exposure to various risks according to risk management guidelines that were approved by our management. Under these guidelines, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into economic hedging transactions. These guidelines restrict, among other things, the amount of market-based risk that we will tolerate before implementing approved hedging strategies and does not allow for speculative trading activities. In addition to this policy, we monitor compliance with the risk management guidelines.

In our attempt to reduce price risk caused by market fluctuation in the prices of commodities and interest rates, we may enter into exchange traded commodities futures, options, cash contracts and over-the-counter instruments. To manage our exposure to interest rate risk, we may also enter into certain instruments, including interest rate swaps and similar hedging techniques. These hedging arrangements could expose us to potential gains or losses. On cash fixed-price or over-the-counter contracts there is a risk of financial loss in situations where the other party to the hedging contract defaults on its contract.

We account for these derivative instruments in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Under this standard, the accounting for changes in the fair value of a derivative depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges for any of the periods reported in this Quarterly Report on Form 10-Q and, as such, have not recorded any transactions under these rules.

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

Our gross margins depend principally on the spread between ethanol and corn prices. During the five-year period from 2002 to 2006, ethanol prices (based on price data from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.91 per gallon to a high of $3.95 per gallon, averaging $1.65 per gallon during this period. On June 30, 2006, the Chicago spot price per gallon of ethanol was $3.90, whereas on June 29, 2007, the Chicago spot price per gallon of ethanol was $2.04. During most of 2006, the spread between ethanol and corn prices was at historically high levels, driven largely by the increased demand for ethanol used as a fuel additive and historically low corn prices. However, in 2007, the price of ethanol has declined from the high levels that were prevalent in 2006 and the cost of corn has been rising. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will continue to fluctuate. Any reduction in the spread between ethanol and corn prices, whether as a result of an increase in corn prices or a reduction in ethanol prices, could have a material adverse effect on our business, results of operations and financial condition.

We purchase significant amounts of corn to support the needs of our production plants. Higher corn costs result in lower profit margins and therefore represent unfavorable market conditions. We may not be able to pass along increased corn costs to our ethanol customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions (including droughts), farmers’ planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Over the eleven-year period from 1996 through 2006, corn prices (based on the Chicago Board of Trade (CBOT)) daily futures data have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.49 per bushel during this period. On June 30, 2006, the price of corn was $2.35 per bushel and on June 29, 2007, the CBOT price of corn was $3.29 per bushel.

We rely upon third parties for our supply of natural gas, which we consume to manufacture ethanol. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the five-year period from 2002 through 2006, based on New York Mercantile Exchange, Inc., or NYMEX, daily futures data, has ranged from a low of $1.91 per Million British Thermal Units, or MMBTU, in 2002 to a high of $15.38 per MMBTU in 2005, averaging $6.21 per MMBTU during this period.

On June 29, 2007, the NYMEX price of natural gas was $6.77 per MMBTU. These market conditions often are affected by factors beyond our control such as weather conditions (including hurricanes), overall economic conditions and foreign and domestic governmental regulation and relations.

We have prepared a sensitivity analysis to our exposure to market risk with respect to corn and natural gas requirements along with our ethanol and distillers grains sales, based on average prices for the six months ended June 30, 2007. A hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

	Six Months Ended June 30, 2007
			Hypothetical	Change in	Percentage
			Change in	Quarterly	Change in
		Units	Price	Gross Profit	Gross Profit
	(In millions)			(Dollars in millions)

Corn	44.3	bushels	10%	$16.9	50%
Ethanol	126.8	gallons	10%	$24.2	70%
Distillers Grains	0.57	tons	10%	$3.3	10%
Natural Gas	3.3	MMBTU	10%	$2.4	7%

ITEM 4.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are in the process of upgrading our systems, implementing additional financial and management controls and procedures and have hired additional accounting staff. We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation and testing of our general computer controls and business processes. We are currently in the process of formalizing an internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b)	Use of Proceeds from IPO

In connection with our IPO on December 15, 2006, our Registration Statements on Form S-1 (Registration Nos. 333-136279 and 333-139364) became effective. Pursuant to these Registration Statements, in December 2006 we sold an aggregate of 11,500,000 shares of common stock, including 1,500,000 shares sold pursuant to an option granted to the underwriters to cover over-allotments.

As of June 30, 2007, we had applied the $149.7 million of net proceeds we received from the offering as follows (dollars in millions):

Repayment of subordinated credit facilities	$6.8
Construction of facilities	139.6	(1)
Temporary investments	3.3

(1)	Proceeds were used to fund construction costs at our Hankinson, Janesville and Dyersville facilities. Of this amount, $112.4 million was paid to Fagen Inc., an entity controlled by Roland Fagen, one of our largest shareholders.

(c)	Repurchases made in the fiscal quarter ended June 30, 2007 (in whole number of shares)

(d)
Maximum
Number (or
				(c)	Approximate
				Total Number of	Dollar Value) of
				Shares (or Units)	Shares (or Units)
	(a)		(b)	Purchased as Part	that May Yet Be
	Total Number		Average	of Publicly	Purchased Under
	of Shares (or		Price Paid per	Announced Plans or	the Plans or
Period	Units) Purchased		Share (or Unit)	Programs	Programs

April 2007	3,762		$15.06	—	—
June 2007	1,429	(1)	$10.96	—	—

Total	5,191		$13.78	—	—

(1)	The shares repurchased during April and June 2007 were acquired from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

Item 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 31, 2007. At the meeting, the holders of 67,975,572 shares voted either in person or by proxy to elect two Class I directors. Mr. Gordon W. Ommen and Mr. James B. Morgan were elected Class I directors to serve a term of three years.

	Votes For	Withheld

Gordon W. Ommen	55,449,225	1,915,731
James B. Morgan	57,127,149	237,807

The shareholders present or represented at the meeting voted for the ratification and confirmation of the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for 2007. The result of the vote taken was as follows:

	Votes For	Withheld	Abstain

McGladrey & Pullen, LLP	57,297,949	53,038	13,969

Item 5:	OTHER INFORMATION

On April 16, 2007, each of US Bio Ord, LLC (Ord), a Nebraska limited liability company and a wholly-owned subsidiary of the Company, and United Bio Energy Ingredients, LLC, a Kansas limited liability company and a wholly-owned subsidiary of the Company (UBE Ingredients), entered into separate Railroad Car Lease Agreements (collectively, the Lease Agreements) with Midwest Ethanol Transport, LLC, a Minnesota corporation (Midwest Ethanol). Midwest Ethanol is controlled by Ron Fagen, his spouse, Diane Fagen, and their two adult children, Aaron Fagen and Evan Fagen, who own 26%, 26%, 24% and 24% of its outstanding membership interests, respectively.

Under the Lease Agreements, Ord and UBE Ingredients are to lease from Midwest Ethanol, respectively, 50 railroad tank cars with approximate capacity of 30,000 gallons per car at the base monthly rate of $735 per car and 100 railroad hopper cars with approximate capacity of 6,351 cubic feet at the base monthly rate of $675 per car. The minimum rental period for the railroad cars leased under each of the Lease Agreements is sixty months commencing on April 16, 2007, and the railroad cars under each Lease Agreement will continue under lease thereafter for successive sixty month terms, at the same rate and under the same conditions, unless written notice requesting cancellation is given by either party to the other at least sixty days prior to the expiration of the then current term.

Certain relationships

Ron Fagen served as one of our directors from our inception in October 2004 until June 2006 and he currently beneficially owns approximately 21.0% of our outstanding common stock either individually or through his ownership or control of Platte Valley Energy, LLC and Global Ethanol, Inc. Jennifer Johnson, one of our directors, is the chief financial officer of Fagen, Inc. O. Wayne Mitchell, who served as our director and vice president from our inception until June 2006, formerly served as a senior vice president of Fagen, Inc. Brian Thome, our former president, served as a director of financial investments of Fagen, Inc., from December 2004 to March 2006, during which time Mr. Thome also served as one of our directors.

Fagen, Inc., constructed all of our operating ethanol plants and also is currently constructing our Hankinson, Janesville and Dyersville ethanol plants. For the year ended December 31, 2006, we paid Fagen, Inc. $188.4 million for construction services.

In connection with our acquisition of Platte Valley Fuel Ethanol, LLC’s business, we assumed a pre-engineering services agreement with Fagen Engineering, LLC, an entity owned and controlled by Ron Fagen. Under the pre-engineering services agreement, Fagen Engineering received a fixed fee for time and expenses of $92,500. In addition, for the year ended December 31, 2006, UBE Services, LLC subleased certain space in Wichita, Kansas, to Fagen Engineering for $8,790 in the aggregate.

In March 2006, Ron Fagen and Platte Valley Energy, LLC, an entity controlled by Ron Fagen and his spouse, Diane Fagen, purchased 310,312 and 1,675,000 shares of our common stock, respectively, for a purchase price of approximately $2.5 million and $13.4 million, respectively, in a private placement transaction.

In April 2006, we acquired Platte Valley Fuel Ethanol, LLC. In connection with that transaction, the holders of membership interests in Platte Valley Fuel Ethanol, LLC received an aggregate of 11,249,995 shares of our common stock, valued at approximately $100.8 million, and approximately $40.0 million in cash. Among these holders were Platte Valley Energy, LLC, Aaron Fagen, Evan Fagen, Jennifer Johnson and O. Wayne Mitchell, who received an aggregate of 7,250,062, 22,060, 66,180, 22,060 and 22,060 shares of our common stock and approximately $25.8 million; $78,000, $235,000, $78,000, and $78,000 in cash, respectively. Platte Valley Energy, LLC is controlled by Ron Fagen and his spouse, Diane Fagen. Aaron Fagen and Evan Fagen are Ron and Diane Fagen’s adult children. In September 2006, we changed the name of Platte Valley Fuel Ethanol, LLC to US Bio Platte Valley, LLC.

In connection with our acquisition of Platte Valley Fuel Ethanol, LLC in April 2006, we acquired 50.18% of the membership interests of Val-E Ethanol, LLC. Concurrently with the Platte Valley Fuel Ethanol transaction, we acquired the remaining 49.82% membership interests in Val-E Ethanol. In connection with this transaction, holders of 49.82% of the membership interests in Val-E Ethanol received an aggregate of 1,551,250 shares of our common stock, valued at approximately $13.9 million. Among these holders were Ron Fagen, Aaron Fagen, Evan Fagen and Jennifer Johnson, who received 37,500, 6,250, 6,250 and 6,250 shares of our common stock, respectively. In September 2006, we changed the name of Val-E Ethanol, LLC to US Bio Ord, LLC.

Compensation Plans

On June 28, 2007, the Compensation Committee of the Board of Directors of the company approved an annual incentive plan for all of its employees. The annual incentive plan authorizes the company to pay an annual cash incentive bonus to the company’s employees based on the employee’s achievement of personal and team performance goals as well as the company’s attainment of certain financial and operating targets. The plan also applies to the company’s chief executive officer and the Company’s four other most highly compensated executive officers as of such date. For 2007, the target annual cash incentive awards for such officers are: Gordon W. Ommen, Chief Executive Officer, President and Chairman of the Board, $418,000; Richard K. Atkinson, Senior Vice President and Chief Financial Officer, $154,500; Chad D. Hatch, Vice President of Corporate Development, $78,750; Gregory S. Schlicht, Vice President, General Counsel and Corporate Secretary, $98,000; Kim Y. Regenhard, Vice President of Human Resources and Communications, $103,000; and Randall G. Ives, former Senior Vice President of Distillers Grains, $36,050. Mr. Ives tendered his resignation from the Company on August 8, 2007, such resignation to be effective no later than August 24, 2007. All employees, including the executive officers, have the opportunity to earn up to 200% of their target annual cash incentive award. Payment of 2007 cash bonuses, if any, is scheduled to be made on approximately March 15, 2008.

Item 6:	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated May 31, 2007, among US BioEnergy Corporation, US Bio Acquisition Sub, LLC and Millennium Ethanol, LLC (incorporated by reference to Exhibit 2.1 to US BioEnergy’s Form 8-K, filed with the SEC on June 6, 2007, File No. 001-33203)
10.41	Aircraft Lease Agreement (King Air), dated May 1, 2007, between Capitaline Advisors, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.41 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
10.42	Aircraft Lease Agreement (Cessna), dated May 1, 2007, between Capitaline Advisors, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.42 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
10.43	Amended and Restated Services Agreement, dated May 1, 2007, between Capitaline Advisors, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.43 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
10.44	Railroad Car Lease Agreement, dated April 16, 2007, between Midwest Ethanol Transport, LLC and United BioEnergy Ingredients, LLC (incorporated by reference to Exhibit 10.44 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
10.45	Railroad Car Lease Agreement, dated April 16, 2007, between Midwest Ethanol Transport, LLC and US Bio Ord, LLC (incorporated by reference to Exhibit 10.45 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US BIOENERGY CORPORATION

Date: August 10, 2007	By: /s/ Gordon W. Ommen Gordon W. Ommen Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2007	By: /s/ Richard K. Atkinson Rickard K. Atkinson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated May 31, 2007, among US BioEnergy Corporation, US Bio Acquisition Sub, LLC and Millennium Ethanol, LLC (incorporated by reference to Exhibit 2.1 to US BioEnergy’s Form 8-K, filed with the SEC on June 6, 2007, File No. 001-33203)
10.41	Aircraft Lease Agreement (King Air), dated May 1, 2007, between Capitaline Advisors, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.41 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
10.42	Aircraft Lease Agreement (Cessna), dated May 1, 2007, between Capitaline Advisors, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.42 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
10.43	Amended and Restated Services Agreement, dated May 1, 2007, between Capitaline Advisors, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.43 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
10.44	Railroad Car Lease Agreement, dated April 16, 2007, between Midwest Ethanol Transport, LLC and United BioEnergy Ingredients, LLC (incorporated by reference to Exhibit 10.44 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
10.45	Railroad Car Lease Agreement, dated April 16, 2007, between Midwest Ethanol Transport, LLC and US Bio Ord, LLC (incorporated by reference to Exhibit 10.45 to US BioEnergy’s Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002