Form 10-Q
period 2007-09-30
US BioEnergy CORP
filed 2007-11-13
CIK 1332341

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding on October 31, 2007, was 79,622,690.

US BioEnergy Corporation

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
Item 6.	Exhibits	55
SIGNATURES		57
Certifications
Amendment No. 1 to Fourth Supplement to the Master Loan Agreement
Amendment No. 1 to the Credit Agreement
Amendment No. 1 to the Credit Agreement
Amendment No. 1 to the Credit Agreement
Amendment No. 1 to the Credit Agreement
Amendment No. 1 to the Credit Agreement
Amendment No. 2 to the Credit Agreement
Amendment No. 2 to the Amended and Restated Master Loan Agreement
Amendment No. 1 to the Amended and Restated Master Loan Agreement
Amendment No. 1 to Second Supplement to the Master Loan Agreement
Amendment No. 1 to Third Supplement to the Master Loan Agreement
Allonge (Term Note)
Amendment No. 1 to Fourth Supplement to the Master Loan Agreement
Allonge to the Term Revoving Note
Amendment No. 2 to the Amended and Restated Second Supplement to the Master Loan Agreement
Allonge to Amended and Restated Revloving Note
Amendment No. 2 to Master Loan Agreement
Amendment No. 1 to Amended and Restated Second Supplement to Master Loan Agreement
Amendment No. 1 to Third Supplement to the Master Loan Agreement
Allonge (Term Note)
Allonge (Term Revolving Note)
Change in Control Agreement
Change in Control Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I. FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

US BioEnergy Corporation

Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$79,729	$170,099
Receivables	49,555	40,958
Inventories	23,004	28,420
Derivative financial instruments	2,515	7,144
Prepaid expenses	4,007	3,572

Total current assets	158,810	250,193

Other Assets
Deposits	6,967	4,307
Investment in equity of unconsolidated subsidiary	3,691	1,509
Goodwill	63,991	65,489
Intangible assets	5,944	3,174
Other assets	200	304

	80,793	74,783

Property and equipment, net	849,730	408,814

Total assets	$1,089,333	$733,790

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current maturities of long-term debt	$15,819	$8,131
Checks written on controlled disbursement accounts	—	13,270
Notes payable	—	1,815
Accounts payable	46,851	47,163
Accrued expenses	15,467	4,938
Deferred income tax liability	1,217	2,913
Other current liabilities	238	3,955

Total current liabilities	79,592	82,185

Long-term debt	331,244	140,128
Deferred income taxes	43,047	27,099
Long-term income taxes payable	331	—
Minority interest in subsidiary	3,942	—
Other long-term liabilities	567	—

Total long-term liabilities	379,131	167,227

Total liabilities	458,723	249,412

Commitments and Contingencies
Shareholders’ Equity
Preferred stock, $0.01 par value, authorized 75,000,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 750,000,000 shares; 79,616,190 and 67,968,885 shares issued and outstanding as of September 30, 2007, and December 31, 2006, respectively	796	679
Additional paid-in capital	588,862	467,552
Retained earnings	40,952	16,147

Total shareholders’ equity	630,610	484,378

Total liabilities and shareholders’ equity	$1,089,333	$733,790

See notes to condensed consolidated financial statements

US BioEnergy Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Unaudited)

Revenues:
Product sales	$148,337	$30,597	$427,518	$51,914
Services and commissions	1,480	1,135	6,345	5,665
Other revenues	228	1,518	2,803	2,785

Total revenues	150,045	33,250	436,666	60,364
Cost of goods sold:
Cost of product sales	120,459	22,335	367,849	39,478
Cost of services and commissions	801	1,333	2,679	4,291

Total cost of goods sold	121,260	23,668	370,528	43,769
Gross profit	28,785	9,582	66,138	16,595
Selling, general and administrative expenses	10,846	7,233	28,612	17,725
Loss on impairment of assets	2,471	—	2,471	—

Operating income (loss)	15,468	2,349	35,055	(1,130)

Other income (expense):
Interest expense	(1,425)	(928)	(8,238)	(1,370)
Interest income	1,257	694	5,643	1,624
Other income	7	16	4,022	38
Equity in net income (loss) of unconsolidated subsidiary (Note 5)	1,094	(76)	2,182	(76)

Total other income (expense), net	933	(294)	3,609	216

Income (loss) before income taxes and minority interest	16,401	2,055	38,664	(914)
Income tax expense	(5,330)	—	(14,117)	—
Minority interest in net loss of subsidiary (Note 5)	7	455	58	391

Net income (loss)	$11,078	$2,510	$24,605	$(523)

Income (loss) per common share:
Basic	$0.15	$0.04	$0.35	$(0.01)
Diluted	0.15	0.04	0.35	(0.01)
Weighted average shares outstanding:
Basic	72,043	56,229	69,348	46,545
Diluted	72,908	59,989	70,274	46,545

See notes to condensed consolidated financial statements

US BioEnergy Corporation

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)

Cash Flows from Operating Activities
Net income (loss)	$24,605	$(523)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	16,876	2,687
Amortization	1,292	824
Minority interest in net loss of subsidiary	(58)	(391)
Stock-based compensation expense	2,098	241
Deferred income taxes	14,252	812
Change in derivative financial instruments	4,880	(890)
Equity in net (income) loss of unconsolidated subsidiary	(2,182)	76
Loss on impairment of assets	2,471	—
Changes in working capital components, net of effects of business acquisitions:
Receivables	(8,397)	(16,714)
Inventories	5,416	(6,522)
Accounts payable	(4,567)	13,741
Other, net	7,415	3,230

Net cash provided by (used in) operating activities	64,101	(3,429)

Cash Flows from Investing Activities
Purchases of property and equipment	(287,193)	(147,920)
Proceeds from disposition of property and equipment	107	—
Acquisition of US Bio Marion, net of cash received	(13,224)	—
Acquisition of US Bio Platte Valley and US Bio Ord, net of cash received	—	(20,708)
Investment in Provista	—	(1,000)
Proceeds received on sale of 50 percent interest in Provista	—	2,400
Acquisition of US Bio Hankinson, LLC, net of cash received	—	(773)
Deposits made	(2,660)	(4,004)
Other	—	157

Net cash used in investing activities	(302,970)	(171,848)

Cash Flows from Financing Activities
Proceeds from long-term debt	210,844	99,485
Payments on long-term debt	(45,789)	(1,645)
Net change in notes payable	(1,815)	12,451
(Decrease) increase in checks written on controlled disbursement account	(13,270)	1,066
Debt issuance costs paid	(1,542)	(210)
Proceeds from the issuance of 16,500 and 11,799,563 shares of common stock, respectively	71	94,394
Deferred offering costs paid	—	(2,760)

Net cash provided by financing activities	148,499	202,781

Net (decrease) increase in cash and cash equivalents	(90,370)	27,504
Cash and Cash Equivalents
Beginning of period	170,099	40,450

End of period	$79,729	$67,954

See notes to condensed consolidated financial statements

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1:	Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements include the accounts of US BioEnergy Corporation (US BioEnergy or USBE) and its wholly-owned subsidiaries, US Bio Albert City, LLC (Albert City); US Bio Dyersville, LLC (Dyersville); US Bio Hankinson, LLC (Hankinson); US Bio Janesville, LLC (Janesville); US Bio Ord, LLC (Ord); US Bio Marion, LLC (Marion); US Bio Platte Valley, LLC (Platte Valley); US Bio Woodbury, LLC (Woodbury); UBE Services, LLC (UBE Services); United Bio Energy Ingredients, LLC (UBE Ingredients) and its 50% joint ventures Provista Renewable Fuels Marketing LLC, (Provista) and Big River Resources Grinnell, LLC (Grinnell), all of which are collectively referred to herein as the “Company”. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of December 31, 2006, which has been derived from the Company’s audited financial statements, and the unaudited September 30, 2007 and 2006 condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.

Management is required to make certain estimates and assumptions which affect the amounts of assets, liabilities, revenues and expenses the Company has recorded, and its disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. The results of the interim periods are not necessarily indicative of the results for the full year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K previously filed with the Securities and Exchange Commission as of December 31, 2006.

On August 29, 2007, the Company acquired Millennium Ethanol, LLC (Millennium), a development stage company, and subsequently changed the name to US Bio Marion, LLC (Marion). Marion is currently constructing an ethanol plant near Marion, South Dakota. The Company has consolidated the activities of Marion since the date of acquisition.

The Company accounts for its investment in Grinnell on a consolidated basis, because it is a variable interest entity and the Company is its primary beneficiary (see Note 5).

Beginning September 1, 2006, the Company has accounted for its investment in Provista using the equity method of accounting (see Note 5). Under this method, the Company’s share of the net income or loss of Provista is recognized in the Company’s statement of operations and added to or deducted from investment in equity of unconsolidated subsidiary on the Company’s condensed consolidated balance sheet.

The company had the following change to its significant accounting policies during the nine months ended September 30, 2007:

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

Recently issued accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(SFAS No. 159) which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is in the process of evaluating the effect, if any, that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

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

As a result of the implementation of FIN 48, the Company recognized a $0.2 million decrease in the liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007, balance of retained earnings.

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

The Company files income tax returns in the U.S. federal and several state jurisdictions. The Company is currently under examination by the Internal Revenue Service for its 2005 and 2006 tax years. The Company has not recorded any material adjustment in the liability for unrecognized income tax benefits related to this audit. Additionally, the years 2004 through 2006 remain open for examination by federal and state authorities.

Gross unrecognized tax benefits increased in the third quarter of 2007 by $3.4 million. Of this amount, $0.2 million, if recognized, would have an impact on the effective tax rate. Given that the Company is currently under audit by the IRS, it is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur within the next 12 months. An estimate of the range of such gross changes cannot be made at this time. However, the Company does not expect the audit to result in amounts that would cause significant change within the next twelve months to its effective tax rate or expected cash payments for income taxes.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 3:	Inventories

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Ethanol	$4,454	$4,752
Distillers grains	2,537	3,496
Corn	8,811	13,923
Chemicals	946	650
Supplies	3,376	2,095
Work-in-process	2,880	3,504

Inventories	$23,004	$28,420

Note 4:	Property and Equipment

Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2007	2006

Land and land improvements	$44,427	$28,710
Buildings	92,278	74,080
Leasehold improvements	205	157
Machinery and equipment	270,896	224,232
Office furniture and equipment	5,236	2,359
Construction in progress	459,869	85,764

Property and equipment	872,911	415,302
Less: accumulated depreciation	23,181	6,488

Property and equipment, net	$849,730	$408,814

Note 5:	Investment in Subsidiary

On February 1, 2007, the Company and Big River Resources, LLC (Big River) entered into an agreement (Operating Agreement) related to Grinnell. The Operating Agreement contained terms and conditions related to the operation and governance of Grinnell, an Iowa limited liability company formed for the purpose of developing, constructing, owning, and operating an ethanol plant near Grinnell, Iowa. The Company and Big River each own 50% of Grinnell. In exchange for its 50% interest in Grinnell, the Company contributed $4.0 million in cash and a build slot under the master design-build agreement between the Company and Fagen, Inc., dated August 10, 2006. Additional capital contributions in connection with the construction of the plant will be made as determined from time to time by the board of Grinnell. The Company and Big River each have the right to designate three managers to the board of managers of Grinnell.

Site work at the Grinnell plant commenced on December 1, 2006; however, due to lawsuits brought against Big River, and certain other defendants, including the county zoning board, related to zoning issues at the plant, no date has been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell plant. A majority of the contested issues were favorably decided for Big River on summary judgment, with Big River prevailing on the remaining issues at trial in September 2007. However, the plaintiff has requested a reconsideration of the decision, and if the plaintiff is unsuccessful, the

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Company believes that an appeal is likely. The Company has not provided significant additional funding for the Grinnell plant, since its original investment in February 2007.

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

The Company consolidated Provista’s financial position and results of operations through August 31, 2006, because Provista was a variable interest entity and the Company was the primary beneficiary. On August 31, 2006, the Company’s guarantee of Provista’s debt was terminated and Provista paid all outstanding indebtedness to the Company, except for trade receivables related to ongoing business transactions. Beginning September 1, 2006, the Company has accounted for its investment in Provista as an unconsolidated subsidiary under the equity method of accounting. Total net revenues for Provista which represent the period beginning January 1, 2006 and ending August 31, 2006, as reflected in the statements of operations were $3.8 million.

Note 6:	Notes Payable and Long-Term Debt

On February 7, 2007, the Company entered into five senior secured credit facilities with AgStar Financial Services, PCA, (AgStar) as administrative agent and as a lender, and a group of other lenders. The senior secured credit facilities include $337.0 million structured as construction loans for Hankinson, Janesville, Dyersville and Ord and $90.0 million for Platte Valley to refinance its existing credit facility. The construction loan includes up to $5.0 million per project to be available for letters of credit. The Hankinson, Janesville and Dyersville construction loans will provide funds necessary to finance up to 60% of construction costs. The Company must provide the necessary funds for 40% of the construction costs before funds are available under each credit facility. In addition, a $10.0 million seasonal revolving credit facility is available under the senior secured credit facility for the Platte Valley and Ord plants and a $10.0 million seasonal revolving credit facility will be available to each of Hankinson, Janesville and Dyersville upon the conversion of each construction loan to a term loan. On February 7, 2007, the Company used funds from the new credit facilities to prepay all the outstanding debt with First National Bank of Omaha in aggregate of $36.8 million. In connection with the refinancing the Company incurred and expensed a prepayment penalty of $0.7 million and $0.7 million of debt financing costs.

As of September 30, 2007, the Company held the following positions:

Albert City had outstanding borrowings of $64.6 million and $12.6 million under its senior secured credit facility and revolving term loan, respectively, and outstanding letters of credit of $2.7 million. There were no outstanding borrowings under its seasonal revolving loan.

Ord had outstanding borrowings of $34.9 million and $11.6 million under its senior secured credit facility and revolving term loan, respectively. There were no outstanding borrowings under its seasonal revolving loan. Ord’s construction loan converted to term loans on September 1, 2007.

Platte Valley had outstanding borrowings of $65.9 million and $22.5 million under its senior secured credit facility and revolving term loan, respectively, and outstanding letters of credit of $0.5 million. There were no outstanding borrowings under its seasonal revolving loan.

Woodbury had outstanding borrowings of $27.0 million and $8.0 million under its senior secured credit facility and revolving term loan, respectively, and outstanding letters of credit of $0.9 million.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Dyersville had outstanding borrowings under its construction loan of $8.9 million and no outstanding letters of credit.

Hankinson had outstanding borrowings under its construction loan of $34.7 million and outstanding letters of credit of $4.3 million.

Janesville had no outstanding borrowings under its construction loan and no outstanding letters of credit.

Marion had outstanding borrowings under its construction loan of $51.9 million, no amounts outstanding on its revolving credit facility and outstanding letters of credit of $1.1 million. On August 29, 2007, the Company acquired Millennium, a development stage company, which it subsequently named US Bio Marion, LLC (Marion). Marion is constructing an ethanol plant near Marion, South Dakota (see Note 9 for more detail). The senior construction loan, with Dougherty Funding LLC (Dougherty), has a total commitment of $90.0 million, which bears interest at 4.5% above the one-month LIBOR and a revolving loan of up to $7.0 million, which bears interest at 4% above the one-month LIBOR. During the construction phase, interest on the senior construction loan is due monthly. The term of the senior construction loan commitment allows advances to be made through May 31, 2008. After conversion of the senior construction loan to a term loan, payments will be based on monthly amortized payments of principal and interest sufficient to amortize the remaining unpaid principal balance to a maturity date of March 31, 2013. The senior construction loan is secured by substantially all of the assets of Marion. The revolving line of credit is secured by Marion’s inventory and accounts receivable and expires on May 28, 2009. Marion also has availability of $7.3 million under a letters of credit agreement with First Bank & Trust, a South Dakota state bank, to be issued on behalf of Marion to satisfy the requirements of certain utility service providers to secure Marion’s contractual obligation to them under certain agreements with these service utility providers.

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

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

A reconciliation of net income (loss) and common stock share amounts used in the calculation of basic and diluted earnings or loss per share (EPS) for the three and nine months ended September 30, 2007 and 2006, are as follows:

	Three Months Ended September 30,
		Weighted
		Average
	Net	Shares	Per Share
	Income	Outstanding	Amount
	(In thousands)

2007:
Basic EPS	$11,078	72,042,778	$0.15
Effects of dilutive securities:
Exercise of stock options	—	865,337	—

Diluted EPS	$11,078	72,908,115	$0.15

2006:
Basic EPS	$2,510	56,229,063	$0.04
Effects of dilutive securities:
Exercise of stock options	—	3,759,550	—

Diluted EPS	$2,510	59,988,613	$0.04

	Nine Months Ended September 30,
		Weighted
		Average
	Net	Shares	Per Share
	Income (Loss)	Outstanding	Amount
	(In thousands)

2007:
Basic EPS	$24,605	69,347,828	$0.35
Effects of dilutive securities:
Exercise of stock options	—	926,151	—

Diluted EPS	$24,605	70,273,979	$0.35

2006:
Basic EPS	$(523)	46,545,141	$(0.01)
Effects of dilutive securities:
Exercise of stock options	—	—	—

Diluted EPS	$(523)	46,545,141	$(0.01)

Options outstanding of 480,375 and 1,971,250 in 2007 and 2006, respectively, were not included in the computation of diluted EPS because their effect would have been antidilutive. All restricted stock has been included in the computation of diluted EPS. There was no restricted stock outstanding for the three and nine months ended September 30, 2006.

Note 8:	Stock-Based Compensation and Payments

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment,” (SFAS 123(R)), which requires the measurement and recognition of compensation cost at fair value for all

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

share-based payments made to employees and directors, including stock options and employee stock purchases related to the Employee Stock Purchase Plan (ESP Plan).

The Company adopted SFAS 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006. The condensed consolidated financial statements for the three and nine months ended September 30, 2006, reflect the impact of SFAS 123(R).

For the three months ended September 30, 2007, total compensation recognized in the statement of operations for all stock based compensation arrangements was $0.7 million, with a recognized deferred income tax benefit of $0.2 million. For the same three months ended September 30, 2006, total compensation expense recognized in the statement of operations for all stock based compensation arrangements was $0.2 million, with a deferred income tax expense of $49,000 related thereto.

For the nine months ended September 30, 2007 and 2006, respectively, the Company recognized expenses of $2.1 million and $0.2 million in the statement of operations for all stock-based compensation arrangements, and recognized related deferred income tax benefits of $0.6 million and $50,000, respectively.

Stock Incentive Plans:  The US BioEnergy Corporation 2005 Stock Incentive Plan (2005 Plan) was administered by the Board of Directors or, at its discretion, by a committee consisting of at least three members of the Board of Directors. The 2005 Plan permitted the grant of awards in the form of options, which could have been incentive stock options or non-qualified stock options, stock appreciation rights, restricted stock, or deferred stock. The Board of Directors could award unrestricted awards to recipients in its discretion or upon the attainment of specified performance goals. A total of 426,750 shares were awarded under the 2005 incentive plan. As of September 30, 2007, 241,250 shares were still outstanding under this Plan. The 2005 stock incentive plan was superseded by the 2006 stock incentive plan.

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

The maximum number of shares reserved under the Plan is 6,560,943 shares of Class A common stock (Award Shares). Award Shares covered by expired or terminated stock options and forfeited shares of restricted stock or deferred stock may be used for subsequent awards under the Plan. The Company has the ability to settle equity awards through the issuance of authorized but unissued common stock. As of September 30, 2007, there were 5,957,045 shares available to be awarded under the 2006 Plan. No awards shall be granted under the 2006 Plan more than ten years after the date of adoption of the 2006 Plan.

Restricted stock:  In December 2006, the Company awarded 223,952 shares of restricted stock to certain employees and 19,250 shares of restricted stock to certain members of the Company’s Board of Directors under the 2006 Plan. The restricted stock granted to employees generally vests ratably over three to five years, based on the grant, as long as the employees are employed by the Company. The restricted stock granted to the members of the Company’s Board of Directors in December 2006 vested on May 30, 2007, the date immediately prior to the Company’s 2007 annual shareholders’ meeting. In April 2007, the Company awarded 24,240 shares of restricted stock to certain members of the Company’s local advisory boards and 21,612 shares of restricted stock to the Company’s Board of Directors under the 2006 Plan. On August 21, 2007, the Company awarded 338,707 shares of restricted stock to all employees under the 2006 Plan. The Company had historically applied an average annual forfeiture rate of 2% when calculating the number of shares expected to vest, based upon comparable information for similar businesses. During the second quarter of 2007, the Company did a re-evaluation of the forfeiture rate and will be applying a new rate of 15% on future grants, except grants to board members, which do not have a forfeiture rate. Unrecognized compensation expense

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

related to the restricted stock grants was approximately $6.0 million at September 30, 2007, which is expected to be recognized over a weighted average period of 2.6 years. A summary of nonvested shares for the nine months ended September 30, 2007, is as follows:

		Weighted-
	Number of	Average
	Nonvested	Grant Date
	Shares	Fair Value

Outstanding on December 31, 2006	239,452	$14.00
Granted	384,559	$11.07
Vested	(46,414)	$14.03
Forfeited	(37,837)	$13.99

Outstanding on September 30, 2007	539,760	$11.91

Stock options:  Stock options under the 2005 and 2006 Plans (Plans) are subject to a vesting period of up to five years from the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period. The term of an incentive stock option may not exceed ten years (or five years if issued to an optionee who owns or is deemed to own more than 10% of the combined voting power of all classes of the Company’s stock, a subsidiary, or any affiliate). The exercise price of a stock option may not be less than the fair market value of the stock on the date the option is granted or, in the event the optionee owns more than 10% of the combined voting power of all classes of capital stock of the Company and an incentive stock option is granted to such optionee, the option exercise price shall not be less than 110% of the fair market value of the stock on the date the option is granted.

In addition to the options granted under the Plans, the Company has 1,625,000 options outstanding which were granted outside of the Company’s 2005 Plan.

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Stock	Price	Contractual	Value
	Options	per Share	Term (in Years)	(In thousands)

Outstanding on December 31, 2006	2,505,750	$6.42
Granted	—	—
Exercised	(16,500)	4.30
Forfeited	(170,950)	11.73
Expired	(8,300)	4.24

Outstanding on September 30, 2007	2,310,000	$6.05	8.34	$6,782

Exercisable at September 30, 2007	1,721,200	$4.04	8.13	$6,355

As of September 30, 2007, there was $3.3 million of unrecognized compensation expense related to nonvested stock options. This amount is expected to be recognized as compensation expense over a weighted average period of 4.1 years.

There were no options granted during the three months ended September 30, 2006, and as a result, there was no calculation of a weighted average grant fair date for that period. During the three months ended September 30, 2007, 5,750 options, which had an intrinsic value of $39,000, were exercised for cash proceeds of $23,000. The exercise of the stock options resulted in a tax benefit of $4,000 for the Company. The Company issued new shares to satisfy these exercises. No options were exercised during the three months ended September 30, 2006. The Company expects to satisfy exercises of options in the future through the issuance of authorized but unissued common stock.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2006 was $7.92. During the nine months ended September 30, 2007, 16,500 options, which had an intrinsic value of $141,000, were exercised for cash proceeds of $71,000. The exercise of the stock options resulted in a tax benefit of $28,000 for the Company. The Company issued new shares to satisfy these exercises. No options were exercised during the nine months ended September 30, 2006. The Company expects to satisfy exercises of options in the future through the issuance of authorized but unissued common stock.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Company had historically applied an annual forfeiture rate of 2% when calculating the amount of options to vest. This rate was based on comparable information for similar businesses. During the second quarter of 2007, the Company did a re-evaluation of the forfeiture rate, and will be applying a new rate of 15% on future grants except grants to board members, which do not have a forfeiture rate. The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin (SAB) No. 107, (SAB 107), where the “expected term = ((vesting term + original contractual term) / 2).” The expected stock price volatility assumption was based on the average volatility of a similar public company for the period prior to the Company’s initial public offering. The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used as the company has never issued dividends.

Employee Stock Purchase Plan:  On December 8, 2006, the Company’s shareholders approved the 2006 ESP Plan. The ESP Plan provides eligible employees an opportunity to purchase shares of the Company’s common stock through payroll deductions of up to 10 percent of eligible compensation. The plan provides for two six-month purchase periods per year, beginning December 1 and June 1, which are the grant dates. On May 31 and November 30, the exercise dates, participant account balances are used to purchase shares of stock at 90 percent of the closing price of the shares on the lesser of the grant date or the exercise date. The ESP Plan expires September 20, 2016. A maximum of 3,280,472 shares are available for purchase under the ESP Plan. Stock sales under the ESP Plan result in the recognition of compensation expense, which equals the discount to the closing price on the date of purchase. There have been no purchases under the plan as of September 30, 2007. The first purchase date will be December 1, 2007.

Amendments to Stock Option Agreements:  On June 23, 2006 the Company modified two option grants. The grants were to two individuals who were members of the Board of Directors as of the original grant date. Under the terms of the original grant, if the individuals no longer served on the Board of Directors, the options were to terminate. On June 23, 2006, these individuals ceased to be members of the Board, however, the Company agreed to allow the options to continue in effect in exchange for the individuals providing consulting services to the Company over the remaining vesting period. A total of 30,000 options were affected by this modification. Additional compensation expense of approximately $0.1 million was recognized related to this modification. Additional unrecognized compensation expense of approximately $0.1 million is expected to be recognized over the next 13 months as a result of the modifications.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (FSP No. FAS 123(R)-3). FSP No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS 123(R). The calculation of excess tax benefits recorded as an operating cash outflow and a financing inflow in the condensed consolidated Statements of Cash Flows required by FSP No. FAS 123(R)-3 differs from that required by SFAS 123(R). The Company has until December 2007 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3. The Company is currently evaluating FSP No. FAS 123(R)-3; however, the one-time election will not affect operating income or net income. During the interim period, the Company used the

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS 123(R).

Note 9:	Acquisitions

On March 31, 2006, the Company acquired all the outstanding common shares of Hankinson, a development stage company. The operations of Hankinson were included in the Company’s condensed consolidated financial statements beginning April 1, 2006. Hankinson was formed in 2005 to develop, construct, own and operate an ethanol plant near Hankinson, North Dakota. The Company commenced construction at Hankinson in the third quarter of 2006.

On April 30, 2006, the Company acquired all of the outstanding common shares of Platte Valley and Ord. The results of their operations have been included in the condensed consolidated financial statements beginning May 1, 2006. At the time of acquisition, Platte Valley was operating as a 50 mmgy ethanol plant near Central City, Nebraska. In November 2006, the Company completed an expansion project at its Platte Valley plant, which resulted in total production capacity of 100 mmgy. At the time of acquisition Ord was a development stage company, formed in 2005 to develop, construct, own and operate an ethanol plant near Ord, Nebraska. Ord began production in May of 2007.

Marion Acquisition:

On May 31, 2007, the Company, and Millennium Ethanol, LLC, a South Dakota limited liability company, entered into an Agreement and Plan of Merger, which provided for the acquisition of Millennium by the Company. On August 29, 2007, the Company completed the acquisition of Millennium for total aggregate net consideration of $130.9 million, which was comprised of 11,292,168 shares of US BioEnergy Common Stock, and $11.6 million of cash. The Company also incurred transaction costs of $1.7 million. The total purchase price, including transaction costs, was $132.6 million.

Millennium was a development stage company that was in the process of constructing an ethanol plant near Marion, South Dakota. The Company changed the name to US Bio Marion, LLC (Marion) upon completion of the acquisition. The Company believes that this acquisition will increase its total production capacity once construction is completed and commercial operations begin. The operations of Marion were included in the condensed consolidated financial statements beginning on August 29, 2007.

The total purchase price was comprised of (in thousands):

Value of common stock issued in exchange for shares in Millennium:
11,292,168 shares at $10.57 per share	$119,358
Cash paid	11,564

Total consideration	$130,922
Transaction costs	1,680

Total purchase price	$132,602

Intangible assets consist of debt financing costs related to the construction term loan. Property and equipment acquired consisted primarily of the values assigned to the construction that was in progress at the time of acquisition and the value assigned to the contract to build the ethanol plant, which will be depreciated over the estimated useful lives, which range from 3 to 40 years, of the related assets once operations commence.

The purchase price was allocated to the assets acquired based upon their estimated relative fair values. The Company has estimated the fair values of the acquired assets based on a number of factors, including third-party valuations and its own assumptions, which are subject to change once the Company has completed

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

the fair value allocations. The following table summarizes the preliminary allocations to the assets acquired at the date of the Marion acquisition (in thousands):

Cash and cash equivalents	$20
Current assets	314
Property and equipment, net	166,071
Intangible assets	3,254

Total assets acquired	169,659
Accounts payable	(3,286)
Accrued expenses	(22)
Long-term debt	(33,749)

Total liabilities assumed	(37,057)

Net assets acquired	$132,602

Unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, as though Hankinson, Platte Valley, Ord and Marion had been acquired as of the beginning of 2006 are as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Total revenues	$150,045	$436,666
Net income	11,013	23,232
Net income per share-basic	0.15	0.34
Net income per share-diluted	0.15	0.33

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Total revenues	$33,657	$93,398
Net income	1,149	4,286
Net income per share-basic	0.02	0.07
Net income per share-diluted	0.02	0.07

Note 10:	Condensed Segment Information

The Company’s Production segment includes those production plants that are currently producing ethanol or are being constructed for that purpose. The Production segment includes the activities of Albert City, Ord, Platte Valley, Woodbury, Hankinson, Dyersville, Janesville, Marion and Grinnell. The All Other category in the following tables is primarily the marketing and management operations of UBE Services, UBE Ingredients and Provista, cash to be used towards the construction of ethanol plants, intersegment receivables and corporate operations. Beginning September 1, 2006, the activities of Provista have been accounted for under the equity method of accounting and, as such, the assets in the All Other segment category no longer include the assets of Provista, except for the Company’s equity method investment in Provista. All Other includes the

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

statement of operations information for Provista on a consolidated basis for the period beginning January 1, 2006, and ending August 31, 2006. A summary of segment information is as follows (in thousands):

	Three Months Ended September 30, 2007
	Production	All Other	Total

Revenues from external customers	$147,406	$2,639	$150,045
Intersegment revenues	—	430	430
Segment income (loss) before taxes and minority interest	20,166	(3,765)	16,401

	Three Months Ended September 30, 2006
	Production	All Other	Total

Revenues from external customers	$31,584	$1,666	$33,250
Intersegment revenues	—	156	156
Segment income (loss) before taxes and minority interest	7,062	(5,007)	2,055

	Nine Months Ended September 30, 2007
	Production	All Other	Total

Revenues from external customers	$427,384	$9,282	$436,666
Intersegment revenues	—	1,271	1,271
Segment income (loss) before taxes and minority interest	41,477	(2,813)	38,664
Segment assets as of September 30, 2007	1,025,621	63,712	1,089,333

	Nine Months Ended September 30, 2006
	Production	All Other	Total

Revenues from external customers	$48,319	$12,045	$60,364
Intersegment revenues	—	316	316
Segment income (loss) before taxes and minority interest	11,044	(11,958)	(914)

Segment assets as of December 31, 2006	537,395	196,395	733,790

Revenue is recognized when the title transfers to the customer. Ethanol is generally shipped FOB shipping point. For the period beginning January 1, 2006 and ending August 31, 2006, the Company recorded the activities of Provista on a consolidated basis. During this time period the Company’s customers were the customers of Provista; principally refining and marketing companies who blend ethanol with gasoline. On August 31, 2006, the Company discontinued consolidating Provista, because the Company was no longer the primary beneficiary, and began accounting for its investment in Provista under the equity method of accounting. At that time the Company’s customer became Provista, its marketing joint venture. Since August 31, 2006, 100% of the Company’s ethanol sales have been to Provista, which, in turn, resells the ethanol to the refining and marketing companies.

For the three and nine months ended September 30, 2007, the Company recorded net sales of $129.0 million and $371.4 million, respectively, to Provista, which represented over 10% of total revenues for this period. The sales to Provista represent 100% of the Company’s ethanol sales, and were recorded within the Production segment.

For the period beginning January 1, 2006, to the period ending August 31, 2006, the Company recorded net sales of $7.9 million to Valero, and $6.2 million to Elbow River. For the period beginning September 1, 2006 and ended September 30, 2006, the Company recorded net sales of $10.2 million to Provista. These three customers represented over 10% of the total revenues for the nine months ended September 30, 2006.

US BioEnergy Corporation

Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 11:	Commitments and Contingencies

As of September 30, 2007, the Company had commitments to Fagen Inc., an entity controlled by Roland (Ron) Fagen, one of the Company’s largest shareholders, of approximately $176.0 million. These commitments are in connection with the Company’s ethanol construction projects currently underway at Hankinson, North Dakota, Dyersville, Iowa, Janesville, Minnesota and Marion, South Dakota.

Note 12:	Goodwill and Intangible Assets

Goodwill and intangible assets are reviewed for impairment annually in the fourth quarter or more frequently if certain impairment conditions arise. In September 2007, the Company determined that based on discounted estimated future cash flows, the carrying amount of the goodwill and intangible assets, which were assigned to UBE, its marketing and services business in the All Other segment category, exceeded its fair value in aggregate by $2.5 million. The aggregate amount of $2.5 million consisted of a goodwill impairment of $1.8 million and intangible assets, which consisted of customer lists and contracts, of $0.7 million. Accordingly, an impairment loss of $2.5 million was recognized and is reported as a loss on impairment of assets in the consolidated statements of operations.

Note 13:  Subsequent Event

On November 2, 2007, the Company entered into a Second Amended and Restated Guaranty, the terms of which provide that the Company will guarantee up to the lesser of 50% or $10.0 million of Provista’s debt outstanding pursuant to the Amended and Restated Loan and Security Agreement dated as of August 31, 2006, between Provista and LaSalle Bank National Association, as subsequently amended. Prior to the execution of the guaranty by the Company, CHS, Inc. had guaranteed up to $20.0 million of Provista’s indebtedness under the loan agreement. Following the execution of the guaranty, CHS, Inc’s. guarantee was reduced to $10.0 million by the execution of a Guarantee substantially similar to that executed by the Company.

The Company is currently evaluating whether the execution of this agreement will require the Company to begin consolidating Provista again. If the Company determines that it will continue to account for Provista using the equity method of accounting, it will treat the guaranty as an off-balance sheet arrangement, and will report it as such.

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

GENERAL

We are one of the largest producers of ethanol in the United States. We own and operate four ethanol plants with total ethanol production capacity of 310 million gallons per year (mmgy) and are constructing four additional ethanol plants with expected total ethanol production capacity of 440 mmgy. We are also implementing US Bio Process Technologytm, our proprietary process improvement initiatives, which are designed to achieve increased production levels at our plants. We believe these improvements will position us to achieve total ethanol production capacity of 800 mmgy once fully implemented at each of our plants.

Our primary products are ethanol and distillers grains, which we derive from corn. We sell our ethanol to Provista Renewable Fuels Marketing LLC (Provista), our ethanol marketing joint venture with CHS, Inc., which in turn resells to refining and marketing companies, such as BP North America, Inc., Chevron Texaco Products Company and Marathon Petroleum Company, LLC. We believe that Provista’s customers blend ethanol with gasoline in order to capture attractive economics relative to refining costs, to achieve higher octane levels for their products, to facilitate compliance with clean air regulations and to extend their processing capacities. We sell our distillers grains to livestock operators and marketing companies in the U.S. and internationally primarily to be used as an animal feed. We also market distillers grains for, and provide facilities management and other services to other ethanol producers.

Previously, we have referred to “nameplate” capacity of our operational plants as well as those under construction. As we continue to develop operational experience and implement US Bio Process Technologytm, we have determined that it is more meaningful to refer to our plants by their expected capacity. Accordingly, instead of referring to “nameplate capacity” of our plants, we will now refer to Ord and Woodbury as 50 mmgy plants, we will refer to our expanded Platte Valley plant as a 100 mmgy plant, and we will refer to Albert City, Marion, Hankinson, Dyersville and Janesville as 110 mmgy plants. We believe that this better reflects our expectations and is in accord with industry practice.

The following table sets forth a summary of our ethanol plants that are currently in operations or under construction as of September 30, 2007:

In Operation
	Albert City	Ord	Platte Valley	Woodbury	Total

Location	Albert City, Iowa	Ord, Nebraska	Central City, Nebraska	Lake Odessa, Michigan
Commercial operation date	December 2006	May 2007	May 2004(1)	September 2006
Current ethanol production capacity (mmgy)	110	50	100	50	310

Under Construction
	Marion	Hankinson	Dyersville	Janseville	Total

Location	Marion, South Dakota	Hankinson, North Dakota	Dyersville, Iowa	Janesville, Minnesota
Expected ethanol production capacity (mmgy)	110	110	110	110	440
Construction start date	Q3 2006	Q3 2006	Q4 2006	Q1 2007
Estimated production start date	Q1 2008	Q2 2008	Q2 2008	Q3 2008

(1)	Platte Valley began commercial operations of a 50 mmgy plant in May 2004. We acquired Platte Valley in April 2006 and expanded the plant to 100 mmgy in November 2006.

We also have a 50% interest in a joint venture organized to construct, own and operate an ethanol plant that is located near Grinnell, Iowa, with the other 50% interest being held by Big River Resources, LLC (Big River). Site work at the Grinnell plant commenced on December 1, 2006; however, due to pending lawsuits brought against Big River, and certain other defendants, including the county zoning board, related to zoning issues at the plant, no date has been set to mobilize Fagen, Inc., the design builder for the project, to start the next phase of construction for the Grinnell plant. A majority of the contested issues were favorably decided for Big River on summary judgment, with Big River prevailing on the remaining issues at trial in September 2007. However, the plaintiff has requested a reconsideration of the decision, and if the plaintiff is unsuccessful, the Company believes that an appeal is likely. We have not provided significant additional funding for the Grinnell plant since our initial investment in February 2007.

All of our plants that are either operating or under construction are designed, engineered and constructed by Fagen, Inc., using ICM, Inc. processing technology. We have entered into master design-build agreements with Fagen, Inc., that provide us with a number of build slots for additional ethanol plants through 2010. We are continuing to evaluate potential future opportunities for development.

We have one reportable segment, our Production segment, with other activities recorded in the All Other category. Our Production segment includes our plants that are either currently manufacturing ethanol or are being constructed for that purpose. The activities of our marketing and services entities and corporate functions are combined in the All Other category for segment reporting purposes.

EXECUTIVE OVERVIEW

We recorded net income of $11.1 million, or $0.15 per basic share, for the three months ended September 30, 2007, compared to net income of $2.5 million, or $0.04 per basic share, for the three months ended September 30, 2006. Our gross profits increased $19.2 million to $28.8 million for the three months ended September 30, 2007, compared to $9.6 million for the three months ended September 30, 2006. Our net revenues increased $116.7 million to $150.0 million for the three months ended September 30, 2007, compared to $33.3 million for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, we recorded net income of $24.6 million, or $0.35 per basic share, compared to a net loss of $0.5 million, or $0.01 per basic share, for the nine months ended September 30, 2006. Our gross profits increased by $49.5 million to $66.1 million in the nine months ended September 30, 2007, compared to $16.6 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, our net revenues increased $376.3 million to $436.7 million, compared to total net revenues of $60.4 million for the nine months ended September 30, 2006.

The following significant items affected the comparability of our recorded results for the three and nine months ended September 30, 2007 and 2006, and our financial position as of September 30, 2007:

In May 2006, the sale of ethanol and distillers grains became the primary source of our revenues when we acquired Platte Valley, our first ethanol production plant. In September 2006, our Woodbury plant began operations, in November 2006, we completed the expansion of our Platte Valley plant and in December 2006, our Albert City plant began operations. In May 2007, we commenced operation at our Ord plant. Prior to May 1, 2006, we derived our revenues primarily from UBE, our marketing and services businesses. As a result of the growth of our ethanol and distillers grains production business, our results of operations and financial condition for the three and nine months ended September 30, 2007, are not comparable to our results of operations and financial condition for the corresponding periods in 2006.

In December 2006, we completed our initial public offering (IPO), in which we sold 11,500,000 shares of our common stock at a price to the public of $14.00 per share. Net proceeds of the IPO, after deducting the underwriters discount and commissions, were $149.7 million. Our common stock is currently traded on the NASDAQ Global Market under the symbol “USBE”.

In 2006, we began construction on two ethanol plants near Hankinson, North Dakota and Dyersville, Iowa.

In January 2007, we began construction on an ethanol plant near Janesville, Minnesota.

In February 2007, we entered into five senior secured credit facilities with AgStar Financial Services, PCA, (AgStar) as administrative agent and as a lender, and a group of other lenders to provide financing for our Hankinson, Janesville, Dyersville and Ord construction projects and to refinance our Platte Valley credit facilities.

In February 2007, we formed Grinnell, a joint venture company, with Big River to develop, construct, own and operate an ethanol plant near Grinnell, Iowa. We account for this investment on a consolidated basis because it is a variable interest entity and we are its primary beneficiary.

In May 2007, we commenced operations at our ethanol plant located in Ord, Nebraska.

In August 2007, we completed the acquisition of Millennium Ethanol, LLC (Millennium) for total aggregate consideration of $130.9 million, which was comprised of 11,292,168 shares of our common stock and $11.6 million of cash. We changed the name to US Bio Marion, LLC (Marion) upon completion of the acquisition. Marion is currently constructing an ethanol plant near Marion, South Dakota.

CONSOLIDATED RESULTS

The operating results for the three and nine months ended September 30, 2007, are not comparable to the results of the three and nine months ended September 30, 2006, due to the growth of our ethanol and distillers grains production business. Our 2007 operating results include a full nine months of operations at our Albert City and Woodbury plants and our expanded Platte Valley plant and approximately five months of operations at our Ord plant. The acquisition of Platte Valley on April 30, 2006, initiated the operations of our Production segment; therefore, the 2006 results for our Production segment do not constitute a complete year of production activity for any of our plants currently in operation. The following table presents the consolidated income as well as the percentage relationship to total revenues of specified items in our consolidated statements of operations:

	For the Three Months Ended September 30,
	2007		2006
	(Unaudited, dollars in thousands)

Total revenues	$150,045	100.0%	$33,250	100.0%
Total cost of goods sold	121,260	80.8	23,668	71.2

Gross profit	28,785	19.2	9,582	28.8
Selling, general and administrative expenses	10,846	7.3	7,233	21.7
Loss on impairment of assets	2,471	1.6	—	—

Operating income	15,468	10.3	2,349	7.1

Other income (expense):
Interest expense	(1,425)	(0.9)	(928)	(2.8)
Interest income	1,257	0.8	694	2.1
Other income	7	—	16	—
Equity in net income (loss) of unconsolidated subsidiary	1,094	0.7	(76)	(0.2)

Income before income taxes and minority interest	16,401	10.9	2,055	6.2
Income tax expense	(5,330)	(3.5)	—	—
Minority interest in net loss of subsidiary	7	—	455	1.3

Net income	$11,078	7.4%	$2,510	7.5%

	For the Nine Months Ended September 30,
	2007		2006
	(Unaudited, dollars in thousands)

Total revenues	$436,666	100.0%	$60,364	100.0%
Total cost of goods sold	370,528	84.9	43,769	72.5

Gross profit	66,138	15.1	16,595	27.5
Selling, general and administrative expenses	28,612	6.6	17,725	29.4
Loss on impairment of assets	2,471	0.5	—	—

Operating income (loss)	35,055	8.0	(1,130)	(1.9)

Other income (expense):
Interest expense	(8,238)	(1.9)	(1,370)	(2.3)
Interest income	5,643	1.4	1,624	2.7
Other income	4,022	0.9	38	0.1
Equity in net income (loss) of unconsolidated subsidiary	2,182	0.5	(76)	(0.1)

Income (loss) before income taxes and minority interest	38,664	8.9	(914)	(1.5)
Income tax expense	(14,117)	(3.3)	—	—
Minority interest in net loss of subsidiary	58	—	391	0.6

Net income (loss)	$24,605	5.6%	$(523)	(0.9)%

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)

Additional Data:(1)(8)
Ethanol sold (gallons in thousands)	73,178	14,252
Ethanol average price per gallon(2)(3)	$1.76	$1.90
Distillers grains average sales per gallon of ethanol sold(4)	$0.25	$0.21

	$2.01	$2.11
Corn costs per gallon of ethanol sold(5)	$1.10	$0.76
Natural gas costs per gallon of ethanol sold(6)	$0.13	$0.24

	$1.23	$1.00

	$0.78	$1.11

Corn costs per bushel(7)	$3.15	$1.99

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)

Additional Data:(1)(8)
Ethanol sold (gallons in thousands)	199,972	21,536
Ethanol average price per gallon(2)(3)	$1.86	$1.90
Distillers grains average sales per gallon of ethanol sold(4)	$0.25	$0.22

	$2.11	$2.12
Corn costs per gallon of ethanol sold(5)	$1.25	$0.79
Natural gas costs per gallon of ethanol sold(6)	$0.17	$0.22

	$1.42	$1.01

	$0.69	$1.11

Corn costs per bushel(7)	$3.58	$2.12

(1)	The 2006 data represents the period beginning May 1, 2006 through September 30, 2006, after our acquisition of the Platte Valley plant and approximately one month of operations at our Woodbury plant.

(2)	The 2007 data represents the gross sales dollars, net of freight and commissions, divided by the gallons of ethanol sold. Freight and commissions were $0.17 per gallon for both the three and nine months ended September 30, 2007, respectively.

(3)	The 2006 data represents the gross sales dollars, before netting freight and commissions, divided by the gallons of ethanol sold. (See net sales of ethanol in the three and nine month discussions below).

(4)	Represents the gross sales dollars, net of commissions, divided by the gallons of ethanol sold.

(5)	Represents the corn costs, including freight, commissions, hedging gains or losses and other related costs divided by the gallons of ethanol sold.

(6)	Represents natural gas costs, including hedging gains or losses, divided by the gallons of ethanol sold.

(7)	Represents corn costs, net of hedging gains of $0.43 and $0.05 per bushel for the three and nine months ended September 30, 2007, respectively, and hedging gains of $0.17 and $0.03 per bushel for the three and nine months ended September 30, 2006, respectively.

(8)	Certain numbers related to the three and nine month production results of 2006 have been adjusted to conform to the method of calculation utilized in the three and nine month production results of 2007.

	For the Three Months Ended September 30,
	2007		2006
		Average Price		Average Price
	Tons	per Ton	Tons	per Ton

Distillers Grains Sales Data
Dried distillers grains (DDG)	61,100	$97.10	5,300	$75.39
Modified wet distillers grains (MWDG)	276,800	$39.39	71,400	$36.82
Wet distillers grains (WDG)	7,800	$26.94	—	$—

	For the Nine Months Ended September 30,
	2007		2006
		Average Price		Average Price
	Tons	per Ton	Tons	per Ton

Distillers Grains Sales Data
Dried distillers grains (DDG)	201,800	$99.87	5,300	$75.39
Modified wet distillers grains (MWDG)	692,600	$42.58	115,600	$37.22
Wet distillers grains (WDG)	20,000	$34.15	—	$—

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006

Total Revenues.  Total revenues increased by $116.7 million to $150.0 million for the three months ended September 30, 2007, compared to $33.3 million for the three months ended September 30, 2006, primarily as a result of the continued growth of our ethanol production business. The revenues for the three months ended September 30, 2007, represent a full quarter of production activity at our Albert City, Woodbury, Platte Valley and Ord plants compared to one full quarter of production activity at the Platte Valley plant and approximately one month of operations at our Woodbury plant in our results for the three months ended September 30, 2006.

Net sales of ethanol increased by $102.0 million to $129.0 million for the three months ended September 30, 2007, from $27.0 million for the three months ended September 30, 2006. During the third quarter of 2007, our Production segment sold 73.2 million gallons of ethanol at an average selling price of $1.76 per gallon, compared to the third quarter of 2006, when we sold 14.3 million gallons of ethanol at an average selling price of $1.90 per gallon. Sales for the three months ended September 30, 2007, are net of transportation costs of $10.6 million, or $0.14 per gallon, and commissions of $2.0 million, or $0.03 per gallon. As of September 2006, we discontinued consolidating the operations of Provista and, as such, the sales from that time forward are recorded on a net basis.

Net sales of co-products increased $15.9 million to $19.0 million for the three months ended September 30, 2007, compared to $3.1 million for the three months ended September 30, 2006, due to a 269,000 ton increase in volume sold and an increase in the average net selling prices. During the third quarter of fiscal 2007, our Production segment sold 61,100 tons of dried distillers grains at an average selling price of $97.10 per ton, 276,800 tons of modified wet distillers grains at an average selling price of $39.39 per ton and 7,800 tons of wet distillers grains at an average selling price of $26.94 per ton. In the third quarter of 2006, our Production segment sold 5,300 tons of dried distillers grains at an average selling price of $75.39 per ton and 71,400 tons of modified wet distillers grains at an average selling price of $36.82 per ton. Sales of co-products represented $0.25 per gallon of ethanol sold for the three months ended September 30, 2007, compared to $0.21 per gallon of ethanol sold for the three months ended September 30, 2006.

Sales of other products decreased $0.2 million, or 39%, to $0.3 million for the three months ended September 30, 2007, from $0.5 million for the three months ended September 30, 2006, primarily as the result of decreased sales of non-fixed margin commodities in our marketing and services business.

Services and commissions revenues increased $0.4 million, or 30%, to $1.5 million for the three months ended September 30, 2007, from $1.1 million for the three months ended September 30, 2006.

Other revenue decreased $1.3 million, or 85%, to $0.2 million for the three months ended September 30, 2007, compared to $1.5 million for the three months ended September 30, 2006, due to the timing of incentive credits earned under the State of Nebraska’s ethanol incentive program. In 2007, we earned our incentive credits sooner than in 2006 due to the expansion of our Platte Valley plant. Our Platte Valley plant generates alcohol fuel tax incentive credits at a rate of $0.18 per gallon on the first 15,625,000 gallons of ethanol produced on a yearly basis beginning on May 1st of each year. This state incentive program is set to expire in 2012.

Cost of Goods Sold.  Cost of goods sold increased by $97.6 million to $121.3 million for the three months ended September 30, 2007, from $23.7 million for the three months ended September 30, 2006, primarily as the result of the growth in our ethanol and distillers grains production business and lower natural gas prices, which were partially offset by higher corn prices. Cost of goods sold in our Production segment represented $1.62 per gallon of ethanol sold for the three months ended September 30, 2007, compared to $1.54 per gallon of ethanol sold for the three months ended September 30, 2006. Ethanol cost of goods sold, which represents cost of goods sold less distillers grains revenues, was $1.37 per gallon for the three months ended September 30, 2007, compared to $1.33 per gallon for the three months ended September 30, 2006.

	For the Three Months Ended September 30,
	2007		2006
	Per Bushel	Per Gallon	Per Bushel	Per Gallon

Corn costs:
No hedging impact	$3.58	$1.25	$2.16	$0.82
Hedging (gains)	(0.43)	(0.15)	(0.17)	(0.06)

With hedging impact	$3.15	$1.10	$1.99	$0.76
Natural gas costs:	Per MMBTU	Per Gallon	Per MMBTU	Per Gallon

No hedging impact	$5.25	$0.13	$6.54	$0.17
Hedging losses	—	—	2.94	0.07

With hedging impact	$5.25	$0.13	$9.48	$0.24

Corn costs were $80.5 million for the three months ended September 30, 2007, and represented 67% of our cost of goods sold, compared to $10.9 million and 49% of our cost of goods sold for the three months ended September 30, 2006. This increase in costs was primarily due to increased volumes of corn processed and an average price, net of hedging gains, that was $1.16 per bushel higher than the corresponding period in 2006.

Natural gas costs were $9.5 million for the three months ended September 30, 2007, and represented 8% of our cost of goods sold, compared to $3.4 million and 16% of our cost of goods sold for the three months ended September 30, 2006. The increased utilization of natural gas is due to the increase in production as a result of the growth of our business, which was partially offset by a decrease of $4.23 MMBTU in the average price, net of hedging losses, compared to the corresponding period in 2006.

Transportation costs were $1.7 million for the three months ended September 30, 2007, and represented 1% of our cost of goods sold, compared to $2.3 million and 10% of cost of goods sold for the three months ended September 30, 2006. All of the transportation costs of $1.7 million for the three months ended September 30, 2007, are related to shipments of distillers grains, which compared to $54,000 for the three months ended September 30, 2006. Shipments of distillers grains increased as a result of the growth in our volume sold. For the three months ended September 30, 2007, we recorded our ethanol sales net of related transportation costs as Provista incurred those costs. For the three months ended September 30, 2006, we recorded $2.2 million of ethanol related transportation costs in cost of goods sold, due to the consolidation of Provista.

Labor and manufacturing overhead was $26.1 million for the three months ended September 30, 2007, and represented 23% of our cost of goods sold, compared to $5.4 million and 25% of cost of goods sold for the three months ended September 30, 2006. Labor and manufacturing overhead represented $0.35 per gallon for the three months ended September 30, 2007, compared to $0.45 per gallon for the three months ended September 30, 2006. Construction related labor costs incurred during the construction phase of our ethanol plants are considered to be part of the direct cost of construction and, as such, are capitalized.

Hedging losses on exchange-traded energy futures contracts were $1.5 million, or $0.02 per gallon, for the three months ended September 30, 2007, and represented 1% of our cost of goods sold. We did not enter into any exchange-traded energy futures contracts in 2006.

The aggregate net gain from derivatives included in cost of goods sold was $9.3 million for the three months ended September 30, 2007, compared to a $0.1 million loss for the three months ended September 30, 2006. We mark all exchange-traded corn, natural gas and energy futures contracts to market through cost of goods sold. For the three months ended September 30, 2007, net gains on hedging activities were $0.13 per gallon, compared to a $0.01 per gallon net loss on hedging activities for the three months ended September 30, 2006.

Cost of products sales related to the commodities that we sell under non-fixed margin contracts increased $0.6 million to $1.1 million for the three months ended September 30, 2007, from $0.5 million for three months ended September 30, 2006.

Cost of services and commissions decreased by $0.5 million, or 40%, to $0.8 million for the three months ended September 30, 2007, from $1.3 million for the three months ended September 30, 2006, primarily due to the deconsolidation of Provista.

Gross Profit.  Gross profit increased by $19.2 million to $28.8 million for the three months ended September 30, 2007, from $9.6 million for the three months ended September 30, 2006, driven primarily by the expansion of our Platte Valley plant and the commencement of operations at our Albert City, Ord and Woodbury plants, hedging gains and a decrease in natural gas prices, which were partially offset by higher corn prices. For the three months ended September 30, 2007, our Production segment generated gross profit of $28.1 million, or $0.39 per gallon, compared to $9.6 million, or $0.61 per gallon, for the three months ended September 30, 2006. Gross profit for the three months ended September 30, 2007, decreased $0.22 per gallon compared to the three months ended September 30, 2006, primarily due to higher corn costs, which was partially offset by lower natural gas costs.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $3.6 million, or 50%, to $10.8 million for the three months ended September 30, 2007, from $7.2 million for the three months ended September 30, 2006. Expenses in the All Other segment category increased by $4.0 million, primarily due to the growth of our businesses, which was partially offset by decreased expenses of $0.4 million in our Production segment.

Loss on Impairment of Assets.  In September 2007, we determined that based on future cash flows, the carrying amount of the goodwill and intangible assets which were assigned to UBE, our marketing and services business, exceed the fair value by $2.5 million. At that time we recorded an expense of $2.5 million in the All Other segment category to impair $1.8 million of goodwill and $0.7 million of intangible assets (Refer to Footnote 12 for more detail).

Interest Expense.  Interest expense increased by $0.5 million, or 54%, to $1.4 million for the three months ended September 30, 2007, from $0.9 million for the three months ended September 30, 2006, primarily due to additional borrowings on our senior secured credit facilities. Interest expense for the three months ended September 30, 2006, represented interest on borrowings under credit facilities primarily related to Provista, which have since been repaid and terminated in connection with the transfer of our 50% ownership interest to CHS. Interest costs of $4.2 million and $1.0 million incurred on borrowings related to construction activities were capitalized for the three months ended September 30, 2007 and 2006, respectively, and, as such, are not included in interest expense. Total interest costs for the three months ended September 30, 2007 were $5.6 million, compared to $1.9 million for the three months ended September 30, 2006.

Interest Income.  Interest income increased by $0.6 million, or 81%, to $1.3 million for the three months ended September 30, 2007, from $0.7 million for the three months ended September 30, 2006, primarily as the result of increased short-term investments from excess cash flows generated by our Production segment.

Equity in Net Income (Loss) of Subsidiary.  Our equity in net income of unconsolidated subsidiary of $1.1 million for the three months ended September 30, 2007, represented our 50% share of Provista’s results. Beginning September 1, 2006, we accounted for our investment in Provista under the equity method of accounting. The net loss for this period was $76,000.

Income Before Income Taxes and Minority Interest.  Pretax income increased by $14.3 million to $16.4 million for the three months ended September 30, 2007, from $2.1 million for the three months ended September 30, 2006, which is primarily due to the increase in production volumes as our ethanol plants began operations.

Income Taxes.  Income tax expense of $5.3 million for the three months ended September 30, 2007, represented an effective tax rate of 32.5%, and included a $1.0 million benefit (net of federal tax effect) due to a reversal of a deferred tax asset valuation allowance related to state tax credits. We recorded income tax expense of $1.0 million for the three months ended September 30, 2006, which was offset by a $1.0 million valuation allowance.

Minority Interest in Net Loss of Subsidiary.  Minority interest in net loss of subsidiary was $7,000 for the three months ended September 30, 2007, and represented the minority owner’s 50% share of losses of Grinnell. In February 2007, we formed a joint venture with Big River and began to consolidate the operations of the joint venture. Minority interest in net loss of subsidiary was $0.5 million for the three months ended September 30, 2006, and represented the minority owner’s 50% share of Provista’s net losses. On March 31, 2006, we sold 50% of our membership interest in Provista to CHS. For the period beginning April 1, 2006, and ending August 31, 2006, we consolidated the operations of Provista because it was a variable interest entity and we were the primary beneficiary of a significant receivable owed to us by Provista and we guaranteed Provista’s debt. On August 31, 2006, our guarantee of Provista’s debt was terminated and Provista repaid all outstanding debts to us, and we deconsolidated Provista. From September 1, 2006, forward we are accounting for our investment in Provista under the equity method of accounting.

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006

Total Revenues.  Total revenues increased by $376.3 million to $436.7 million for the nine months ended September 30, 2007, compared to $60.4 million from the nine months ended September 30, 2006, primarily as the result of increased production as our new plants became operational. Revenues for the nine months ended September 30, 2007, represents nine months of production activity at Albert City, Platte Valley and Woodbury, and almost two full quarters of production at our Ord plant, compared to 2006 results which reflected five months of production activity at Platte Valley before the expansion, and one month of operations at Woodbury.

Net sales of ethanol increased by $327.8 million to $371.4 million for the nine months ended September 30, 2007, from $43.6 million for the nine months ended September 30, 2006. For the three quarters of 2007, our Production segment sold 200.0 million gallons of ethanol at an average selling price of $1.86 per gallon compared to 2006, when we sold 21.5 million gallons of ethanol at an average selling price of $1.90 per gallon. Sales for the nine months ended September 30, 2007, are net of transportation costs of $28.1 million, or $0.14 per gallon, and commissions of $5.6 million, or $0.03 per gallon. As of September 2006, we discontinued consolidating the operations of Provista and, as such, the sales from that time forward are recorded on a net basis.

Net sales of co-products increased $48.0 million to $53.1 million for the nine months ended September 30, 2007, from $5.1 million for the nine months ended September 30, 2006 due to an increase in volume sold of 793,500 tons and an increase in the average net selling prices. During the nine months ended September 30, 2007, our Production segment sold 201,800 tons of dried distillers grains at an average selling price of $99.87 per ton, 692,600 tons of modified wet distillers grains at an average selling price of $42.58 per ton and 20,000 tons of wet distillers grains at an average selling price of $34.15 per ton. In the period beginning May 1, 2006 through September 30, 2006, our Production segment sold 5,300 tons of dried distillers grains at an average selling price of $75.39 per ton and 115,600 tons of modified wet distillers grains at an average selling price of $37.22 per ton. Sales of co-products represented $0.25 per gallon of ethanol sold for the nine months ended September 30, 2007, compared to $0.22 per gallon of ethanol sold for the nine months ended September 30, 2006.

Sales of other products decreased by $0.2 million, or 7%, to $3.0 million for the nine months ended September 30, 2007, from $3.2 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we recorded revenues of $1.7 million from the sale of yellow corn. This increase was offset by decreased sales of non-fixed margin commodities of $1.9 million in our marketing and services business.

Services and commissions revenues increased $0.6 million, or 12%, to $6.3 million for the nine months ended September 30, 2007, from $5.7 million for the nine months ended September 30, 2006. In the second quarter of 2007, we recorded $0.2 million of revenue related to the termination of a management agreement with a third-party plant customer.

Other revenue remained consistent at $2.8 million for the nine months ended September 30, 2007 and 2006. Our Platte Valley plant generates alcohol fuel tax incentive credits under the State of Nebraska’s ethanol incentive program at a rate of $0.18 per gallon on the first 15,625,000 gallons of ethanol produced on a yearly basis beginning on May 1st of each year. This state incentive program is set to expire in 2012.

Cost of Goods Sold.  Cost of goods sold increased by $326.7 million to $370.5 million for the nine months ended September 30, 2007, from $43.8 million for the nine months ended September 30, 2006, as a result of the growth in our ethanol and distillers grains production business, as well as lower natural gas prices, which were partially offset by increased corn prices. Cost of goods sold in our Production segment represented $1.83 per gallon of ethanol sold for the nine months ended September 30, 2007, compared to $1.60 per gallon of ethanol sold for the nine months ended September 30, 2006. This per gallon increase was primarily driven by higher corn prices, which were partially offset by decreased natural gas prices. Ethanol cost of goods sold, which represents cost of goods sold less distillers grains revenues, was $1.58 per gallon for the nine months ended September 30, 2007, compared to $1.38 per gallon for the nine months ended September 30, 2006.

	For the Nine Months Ended September 30,
	2007		2006
	Per Bushel	Per Gallon	Per Bushel	Per Gallon

Corn costs:
No hedging impact	$3.63	$1.27	$2.15	$0.80
Hedging (gains)	(0.05)	(0.02)	(0.03)	(0.01)

With hedging impact	$3.58	$1.25	$2.12	$0.79
Natural gas costs:	Per MMBTU	Per Gallon	Per MMBTU	Per Gallon

No hedging impact	$6.59	$0.17	$6.63	$0.16
Hedging (gains) losses	(0.08)	—	2.42	0.06

With hedging impact	$6.51	$0.17	$9.05	$0.22

Corn costs were $250.1 million for the nine months ended September 30, 2007, and represented 69% of our cost of goods sold, compared to $17.0 million and 51% of our cost of goods sold for the nine months ended September 30, 2006. This increase in costs was primarily due to increased volumes of corn processed and an average price, net of hedging gains, that was $1.46 per bushel higher than the corresponding period in 2006.

Natural gas costs were $33.3 million for the nine months ended September 30, 2007, and represented 9% of our cost of goods sold, compared to $4.8 million and 14% of our cost of goods sold for the nine months ended September 30, 2006. The increased utilization of natural gas is due to the increase in production as a result of the growth of our business, which was partially offset by a decrease of $2.54 MMBTU in the average price, net of hedging losses, compared to the corresponding period in 2006.

Transportation costs were $5.4 million for the nine months ended September 30, 2007, and represented 1% of our cost of goods sold, compared to $3.6 million and 11% of cost of goods sold for the nine months ended September 30, 2006. All of the transportation costs of $5.4 million for the nine months ended September 30, 2007, are related to shipments of distillers grains, which compared to $54,000 for the nine months ended September 30, 2006. Shipments of distillers grains increased as a result of the growth in our volume sold. For the nine months ended September 30, 2007, we recorded our ethanol sales net of related transportation costs as Provista incurred those costs. For the nine months ended September 30, 2006, we recorded $3.5 million of ethanol related transportation costs in cost of goods sold, due to the consolidation of Provista.

Labor and manufacturing overhead costs were $70.3 million for the nine months ended September 30, 2007, and represented 19% of our cost of goods sold, compared to $8.0 million and 24% of cost of goods sold for the nine months ended September 30, 2006. Labor and manufacturing overhead costs represented $0.35 per gallon for the nine months ended September 30, 2007, compared to $0.37 per gallon of ethanol sold for the nine months ended September 30, 2006. Construction related labor costs incurred during the construction phase of our ethanol plants are considered to be part of the direct cost of construction and, as such, are capitalized.

Hedging losses on exchange-traded energy futures contracts were $5.9 million, or $0.03 per gallon, for the nine months ended September 20, 2007, and represented 1% of our cost of goods sold. We did not enter into any exchange-traded energy contracts in 2006.

The aggregate net loss from derivatives included in cost of goods sold was $2.0 million for the nine months ended September 30, 2007, compared to $1.0 million for the nine months ended September 30, 2006. We mark all exchange-traded corn, natural gas and energy futures contracts to market through cost of goods sold. For the nine months ended September 30, 2007, net losses on hedging activities were $0.1 per gallon of ethanol sold compared to $0.05 per gallon of ethanol sold for the nine months ended September 30, 2006.

Cost of product sales related to the commodities that we sell under non-fixed margin contracts decreased $3.4 million, or 54%, to $2.8 million for the nine months ended September 30, 2007, from $6.2 million for the nine months ended September 30, 2006.

Cost of services and commissions decreased by $1.6 million, or 38%, to $2.7 million for the nine months ended September 30, 2007, from $4.3 million for the nine months ended September 30, 2006, primarily due to a reduction in employee costs in our marketing and services business partially due to the deconsolidation of Provista.

Gross Profit.  Gross profit increased $49.5 million to $66.1 million for the nine months ended September 30, 2007, from $16.6 million for the nine months ended September 30, 2006, driven primarily by the acquisition and expansion of our Platte Valley plant and the commencement of operations at our Albert City, Woodbury and Ord plants and lower natural gas prices, which was partially offset by higher corn prices. We generated gross profit of $62.4 million, or $0.30 per gallon, in our Production segment compared to $14.9 million, or $0.65 per gallon for the nine months ended September 30, 2006. Gross profit for the nine months ended September 30, 2007, decreased $0.35 per gallon compared to the nine months ended September 30, 2006, primarily due to higher corn prices, which was partially offset by decreased natural gas prices.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased $10.9 million, or 61%, to $28.6 million for the nine months ended September 30, 2007, from $17.7 million for the nine months ended September 30, 2006. Expenses in the All Other segment category increased by $9.6 million. Of this amount, $14.4 million was primarily due to the growth of our businesses, partially offset by a one-time payment of $4.8 million in May of 2006 to Capitaline Advisors, LLC, (a related party) in connection with the termination of a financial advisory services agreement. Expenses in our Production segment increased by $1.3 million, primarily due to our additional production plants.

Loss on Impairment of Assets.  In September 2007, we determined that based on future cash flows, the carrying amount of the goodwill and intangible assets which were assigned to UBE, our marketing and services business, exceed the fair value by $2.5 million. At that time we recorded an expense of $2.5 million in the All Other segment category to impair $1.8 million of goodwill and $0.7 million of intangible assets. (Refer to Footnote 12 for more detail).

Interest Expense.  Interest expense increased by $6.9 million to $8.2 million for the nine months ended September 30, 2007, from $1.4 million for the nine months ended September 30, 2006, primarily due to additional borrowings on our senior secured credit facilities. In connection with the refinancing of Platte Valley’s debt, we expensed a prepayment penalty of $0.7 million and $0.7 million of debt financing costs. Interest expense for the nine months ended September 30, 2006, represented interest on borrowing under credit facilities primarily related to Provista, which have since been repaid and terminated in connection with the transfer of our 50% ownership interest to CHS. Interest costs of $9.0 million and $1.2 million incurred on borrowing related to construction activities were capitalized for the nine months ended September 30, 2007 and 2006, respectively, and, as such, are not included in interest expense. Total interest costs for the nine months ended September 30, 2007 were $17.2 million, compared to $2.6 million for the nine months ended September 30, 2006.

Interest Income.  Interest income increased by $4.0 million to $5.6 million for the nine months ended September 30, 2007, compared to $1.6 million for the nine months ended September 30, 2006. This increase was primarily the result of increased short-term investments arising from the proceeds of our initial public offering and from excess cash flows generated by our Production segment.

Other Income.  Other income of $4.0 million for the nine months ended September 30, 2007, compared to a minimal amount for the nine months ended September 30, 2006. This increase is the result of the receipt of the remaining $4.0 million due to us from the sale of a construction build slot. In December 2006, we sold one of our build slots under a master design-build agreement with Fagen, Inc. for total consideration of $12.0 million. We received and recognized $8.0 million in December 2006, upon execution of the agreement. The remaining $4.0 million was received when Fagen, Inc. mobilized at the build site.

Equity in Net Income (Loss) of Subsidiary.  Our equity in net income of unconsolidated subsidiary of $2.2 million for the nine months ended September 30, 2007, compared to a $76,000 net loss for the one month ended September 30, 2006, and represented our 50% share of Provista’s results. Beginning September 1, 2006, we account for our investment in Provista under the equity method of accounting.

Income (Loss) Before Income Taxes and Minority Interest.  Pretax income increased by $39.6 million to $38.7 million for the nine months ended September 30, 2007, compared to a loss of $0.9 million for the nine months ended September 30, 2006. Our Production segment’s pretax income increased $30.4 million, primarily due to the growth in our production business. In addition, we recognized other income due to the receipt of $4.0 million from the sale of the build slot as described above.

Income Taxes.  Income tax expense of $14.1 million for the nine months ended September 30, 2007, represented an effective tax rate of 36.5%, and included a $1.0 million benefit (net of federal tax effect) due to a reversal of a deferred tax asset valuation allowance related to state tax credits. We recorded an income tax benefit of $0.1 million related to our net loss for the nine months ended September 30, 2006, which was offset by a $0.1 million valuation allowance on the net loss.

Minority Interest in Net Loss of Subsidiary.  Minority interest in net loss of subsidiary was $58,000 for the nine months ended September 30, 2007, and represented the minority owner’s 50% of losses of Grinnell. In February 2007, we formed a joint venture with Big River and we began to consolidate the operations of the joint venture. Minority interest in net loss of subsidiary was $0.4 million for the nine months ended September 30, 2006, and represented the minority owner’s 50% share of Provista’s net loss. On March 31, 2006, we sold 50% of our membership interest in Provista to CHS. For the period beginning April 1, 2006, and ending August 31, 2006, we consolidated the operations of Provista because it was a variable interest entity and we were the primary beneficiary of a significant receivable owed to us by Provista and our guarantee of Provista’s debt. On August 31, 2006, our guarantee of Provista’s debt was terminated and Provista repaid all outstanding debts to us, and we deconsolidated Provista. From September 1, 2006 forward we are accounting for our investment in Provista under the equity method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2007	2006

Net cash provided by (used in) operating activities	$64,101	$(3,429)
Net cash used in investing activities	(302,970)	(171,848)
Net cash provided by financing activities	148,499	202,781

Net (decrease) increase in cash and cash equivalents	$(90,370)	$27,504

CASH FLOWS

Cash Flows Provided by (Used in) Operating Activities.  Cash flows provided by operating activities totaled $64.1 million for the nine months ended September 30, 2007, compared to cash flows used in operating activities of $3.4 million for the nine months ended September 30, 2006. The increase in cash provided by operating activities is primarily driven by the growth of our business. An increase in working capital for the nine months ended September 30, 2007 and 2006 used cash of $0.1 million and $6.3 million, respectively.

Cash Used in Investing Activities.  Cash used in investing activities totaled $303.0 million and $171.8 million for the nine months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, additions to property and equipment of $19.1 million, $24.7 million, $93.0 million, $78.0 million and $44.5 million were related to construction projects at Marion, Ord, Hankinson, Dyersville and Janesville, respectively. Additions to property and equipment related to Grinnell’s construction project were $7.2 million, which represented 100% of costs since we began consolidating Grinnell’s activities. For the nine months ended September 30, 2006, additions to property, plant and equipment of $30.9 million, $62.6 million, $32.1 million and $17.7 million were related to construction projects at Woodbury, Albert City, Platte Valley and Ord, respectively.

Cash Provided by Financing Activities.  Cash provided by financing activities totaled $148.5 million for the nine months ended September 30, 2007 and $202.8 million for the nine months ended September 30, 2006, respectively. In February 2007, we entered into five senior secured facilities with AgStar to provide funds for construction of our Hankinson, Dyersville, Janesville and Ord plants and to refinance our Platte Valley plant. On August 29, 2007, we acquired the senior construction credit facility that Millennium had entered into with Dougherty Funding, LLC (Dougherty). For the nine months ended September 30, 2007, we borrowed an aggregate of $61.8 million to fund our Hankinson, Dyersville, Janesville and Marion construction projects. In February 2007, we borrowed an additional $51.6 million on our Platte Valley senior secured credit facility when we refinanced with AgStar. In addition, we borrowed an additional $10.9 million when we converted our Albert City construction loan to term loans. In March 2006, we raised approximately $94.4 million through a private placement of our common stock. In August 2006, we borrowed an aggregate of $99.5 million under our construction loans for our Albert City and Woodbury plants and for our expansion project at Platte Valley.

Significant sources of liquidity during the nine months ended September 30, 2007, included proceeds from our IPO, borrowings under our credit facilities and cash provided by operations. During the nine months ended September 30, 2006, our private placement equity offerings were the significant source of liquidity.

Our principal uses of cash have been, and are expected to continue to be, the construction of new plants, other capital expenditures and payments on our outstanding indebtedness. As of September 30, 2007, we had total cash and cash equivalents of $79.7 million, compared to $68.0 million as of September 30, 2006. Of the $79.7 million, an aggregate of $46.2 million was held by certain of our subsidiaries, which are generally limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.

PRODUCTION CAPACITY EXPANSION

Set forth in the table below are the estimated remaining construction costs (not including start-up working capital requirements) of our ethanol plants under construction as of September 30, 2007:

	Marion,	Hankinson,	Dyersville,	Janesville,
	South Dakota	North Dakota	Iowa	Minnesota	Total

Estimated Production Start Date	Q1	Q2	Q2	Q3
	2008	2008	2008	2008
Estimated Ethanol Production Capacity per year (mmgy)	110	110	110	110	440
Total Estimated Construction Costs	$144.0	$146.0	$163.0	$146.5	$599.5
Estimated Remaining Construction Costs	$38.5	$49.4	$79.6	$97.6	$265.1
Amount to be Funded Under Existing Credit Facilities	$38.5	$49.4	$79.6	$82.8	$250.3

According to the terms of our AgStar senior credit facilities for the Hankinson, Dyersville and Janesville projects described above, generally 60% of the total construction costs are funded with borrowings under the applicable credit facility. See “Credit Arrangements”.

We intend to fund the $14.8 million of construction costs for these plants in excess of amounts available under our credit facilities with cash on hand and cash generated from operations.

Due to the pending zoning lawsuits previously discussed, our Grinnell plant has not obtained the required debt financing, and we have put on hold any further funding. Even if the lawsuits are favorably resolved, there can be no assurance that Grinnell will be able to obtain the required debt funding on acceptable terms, or at all.

We are continuing to evaluate potential future opportunities for development. Additional funding will be required to finance the construction of any additional ethanol plants. There can be no assurance, however, that we will be able to obtain the required funding on terms acceptable to us, or at all.

CREDIT ARRANGEMENTS

Albert City

In March 2007, the Albert City construction loan was converted to a term loan, a revolving loan, and a seasonal revolving loan, which allows for up to $3.0 million to be used for letters of credit. As of September 30, 2007, $64.6 million was outstanding under the term loan and $12.6 million was outstanding under the revolving term loan. In addition, Albert City has a $6.5 million seasonal revolving loan that is available for working capital needs. As of September 30, 2007, no amount was outstanding under Albert City’s seasonal revolving loan and $2.7 million of letters of credit were outstanding.

In November 2005, Albert City entered into a senior secured credit facility with AgStar, as administrative agent and as a lender, and a group of other lenders to finance the development and construction of our Albert City ethanol plant.

In April 2005, Albert City entered into a loan agreement with the Iowa Department of Economic Development. As of September 30, 2007, the outstanding balance under this loan agreement was $0.4 million.

Ord

In September 2007, the Ord construction loan was converted to a term loan, a revolving loan, and a seasonal revolving loan, which allows for up to $5.0 million to be used for letters of credit. As of September 30, 2007, $34.9 million was outstanding under the term loan and $11.6 million was outstanding under the revolving term loan. In addition, Ord has a $10.0 million seasonal revolving loan that is available for working capital needs. As of September 30, 2007, no amount was outstanding under Ord’s seasonal revolving loan, and no letters of credit were outstanding.

In February 2007, Ord entered into a senior secured credit facility with AgStar, as administrative agent and as a lender, and a group of other lenders to finance the development and construction of our Ord ethanol plant.

Platte Valley

On February 7, 2007, Platte Valley entered into a senior secured credit facility with AgStar, as administrative agent and as a lender, and a group of other lenders to refinance a $90.0 million existing credit facility for Platte Valley. In addition, a $10.0 million seasonal revolving credit facility is available under the senior secured credit facility, which allows for up to $5.0 million to be used for letters of credit. As of September 30, 2007, $65.9 million was outstanding under the term loan, and $22.5 million was outstanding under the revolving term loan. No amounts were outstanding under the seasonal revolving loan and $0.5 million of letters of credit were outstanding.

We acquired Platte Valley Fuel Ethanol, LLC in April 2006. Prior to this acquisition, Platte Valley Fuel Ethanol had entered into a senior secured credit facility with First National Bank of Omaha. In August 2006, Platte Valley entered into a credit facility with First National Bank of Omaha to finance the expansion project. On February 7, 2007, Platte Valley used funds from the AgStar credit facility to prepay all the outstanding debt with First National Bank of Omaha in the aggregate amount of $36.8 million. In connection with the refinancing, Platte Valley incurred and expensed a prepayment penalty of $0.7 million and $0.7 million of debt financing costs. Platte Valley used a portion of the proceeds of these credit facilities to make a one-time distribution to us for the portion of the expansion project costs that were paid with our additional equity contributions in excess of the 40% that we were required to pay under our loan agreement.

On October 31, 2003, Platte Valley entered into a redevelopment contract with the Community Redevelopment Authority of the City of Central City, Nebraska, pursuant to which the city issued revenue bonds. Platte Valley received a portion of the bond proceeds in the form of grants to be used to fund, in part, the development and construction of the original Platte Valley plant. Platte Valley is obligated to repay the bonds with semiannual interest and principal payments at fixed interest rates ranging from 6.25% to 7.25%. As of September 30, 2007, there was an outstanding balance of $3.4 million on the bonds.

Woodbury

In November 2006, the Woodbury construction loan was converted to a term loan a revolving loan and a seasonal revolving loan. As of September 30, 2007, $27.0 million was outstanding under the term loan and $8.0 million was outstanding under the revolving term loan. In addition, Woodbury has a $3.5 million seasonal revolving loan that is available for working capital needs, which allows for $3.0 million to be used for letters of credit. As of September 30, 2007, no amount was outstanding under Woodbury’s seasonal revolving loan and $0.9 million of letters of credit were outstanding.

In November 2005, Woodbury entered into a senior secured credit facility with AgStar, as administrative agent and as a lender, and a group of other lenders to finance the development and construction of our Woodbury ethanol plant.

In May 2006, Woodbury entered into two loan agreements with the State of Michigan’s Department of Transportation, to provide Woodbury with financial assistance in the form of a loan to perform railroad infrastructure improvements. As of September 30, 2007, the outstanding balance under this loan agreement was $0.8 million.

Dyersville

On February 7, 2007, Dyersville entered into a senior secured credit facility construction loan with AgStar, as administrative agent and as a lender, and a group of other lenders for our Dyersville, Iowa plant. This senior secured credit facility is structured as a construction loan not to exceed $105.1 million with $5.0 million available for letters of credit. This construction loan will provide funds necessary to finance up to 60% of the construction costs and we must provide the necessary funds to provide for 40% of the construction costs before funds are available under the credit facility. In addition, a $10.0 million seasonal revolving credit facility will be available to Dyersville upon the conversion of the construction loan to a term loan. As of September 30, 2007, we had outstanding borrowings of $8.9 million and no outstanding letters of credit for our Dyersville construction project.

Hankinson

On February 7, 2007, Hankinson entered into a senior secured credit facility with AgStar, as administrative agent and as a lender, and a group of other lenders. This senior secured credit facility is structured as a construction loan not to exceed $95.1 million with $5.0 million available for letters of credit. This construction loan will provide funds necessary to finance up to 60% of construction costs. We must provide the necessary funds to provide for 40% of the construction costs before funds are available under this credit facility. In addition, a $10.0 million seasonal revolving credit facility will be available to Hankinson upon the conversion of the construction loan to a term loan. As of September 30, 2007, we had $34.7 million of outstanding borrowings and $4.3 million of outstanding letters of credit for our Hankinson construction project.

Janesville

On February 7, 2007, Janesville entered into a senior secured credit facility with AgStar, as administrative agent and as a lender, and a group of other lenders for our Janesville, Minnesota plant. This senior secured credit facility is structured as a construction loan not to exceed $90.3 million with $5.0 million available for letters of credit. This construction loan will provide funds necessary to finance up to 60% of the construction costs and we must provide the necessary funds to provide for 40% of the construction costs before funds are available under the credit facility. In addition, a $10.0 million seasonal revolving credit facility will be available to Janesville upon the conversion of the construction loan to a term loan. As of September 30, 2007, we had no outstanding borrowings and no outstanding letters of credit for our Janesville construction project.

Marion

On August 29, 2007, we acquired Millennium Ethanol, LLC, a development stage company, and subsequently changed its name to US Bio Marion, LLC (Marion). Marion is constructing an ethanol plant near Marion, South Dakota (see Note 6 for more detail). Marion’s senior construction loan with Dougherty Funding LLC (Dougherty) has a total commitment of $90.0 million, and a revolving loan of up to $7.0 million. The terms of the senior construction loan commitment allow advances to be made through May 31, 2008. After conversion of the senior construction loan to a term loan, payments will be based on monthly amortized payments of principal and interest sufficient to amortize the remaining unpaid principal balance to a maturity date of March 31, 2013. The senior construction loan is secured by substantially all of the assets of Marion. The revolving line of credit is secured by Marion’s inventory and accounts receivable and expires on May 28, 2009. Marion also has availability of $7.3 million under a letters of credit agreement with First Bank & Trust, a South Dakota state bank, to be issued on behalf of Marion to satisfy the requirements of certain utility service providers to secure Marion’s contractual obligation to them under certain agreements with these service utility providers. As of September 30, 2007, Marion had outstanding borrowings under its construction loan of $51.9 million, no amounts outstanding on its revolving credit facility and outstanding letters of credit of $1.1 million.

As of September 30, 2007, our subsidiaries were in compliance with all applicable financial covenants contained in the loan agreements evidencing each of the credit facilities discussed above.

The total outstanding borrowings and total available capacity under our current credit facilities as of September 30, 2007 were as follows:

	Plants in Operation				Plants under Construction
	Albert		Platte
	City	Ord	Valley	Woodbury	Dyersville	Hankinson	Janesville	Marion	Total
	(Dollars in thousands)

Construction loans:(2)
Senior secured facilities:
Total capacity	$—	$—	$—	$—	$105,100	$95,100	$90,300	$97,300	$387,800
Letters of credit	—	—	—	—	—	4,324	—	1,077	5,401
Outstanding borrowings	—	—	—	—	8,894	34,744	—	51,868	95,506

Total available capacity	—	—	—	—	96,206	56,032	90,300	44,355	286,893
Term loans:(1)(3)
Seasonal revolving loans:
Total capacity	6,500	10,000	10,000	3,500	—	—	—	7,000	37,000
Letters of credit	2,717	—	480	855	—	—	—	—	4,052
Outstanding borrowings	—	—	—	—	—	—	—	—	—

Total available capacity	3,783	10,000	9,520	2,645	—	—	—	7,000	32,948
Senior secured facilities:
Total capacity	64,577	34,875	65,857	26,959	—	—	—	—	192,268
Outstanding borrowings	64,577	34,875	65,857	26,959	—	—	—	—	192,268

Total available capacity	—	—	—	—	—	—	—	—	—
Revolving term loans:
Total capacity	12,638	11,625	22,500	8,000	—	—	—	—	54,763
Outstanding borrowings	12,638	11,625	22,500	8,000	—	—	—	—	54,763

Total available capacity	—	—	—	—	—	—	—	—	—
Total
Total capacity	83,715	56,500	98,357	38,459	105,100	95,100	90,300	104,300	671,831
Letters of credit	2,717	—	480	855	—	4,324	—	1,077	9,453
Outstanding borrowings	77,215	46,500	88,357	34,959	8,894	34,744	—	51,868	342,537

Total available capacity	$3,783	$10,000	$9,520	$2,645	$96,206	$56,032	$90,300	$51,355	$319,841

Economic development loans/revenue bonds									$4,526

Total debt									$347,063(4)

(1)	The construction loans convert to term loans 120 days after substantial completion of each construction project. Ord’s construction loan converted in September 2007.

(2)	Each of the Dyersville, Hankinson and Janesville construction projects can secure up to $5.0 million in letters of credit. The Marion construction loan has up to $7.3 million reserved for letters of credit.

(3)	Albert City and Woodbury can secure up to $3.0 million in letters of credit against their seasonal revolving loans. Platte Valley and Ord each can secure up to $5.0 million in letters of credit against their seasonal revolving loans.

(4)	Represents the total debt as recorded on our balance sheet and is comprised of outstanding borrowings under all of our existing credit facilities of $342.5 million plus the outstanding balance on the economic development loans and revenue bonds of $4.5 million.

As of September 30, 2007, the current portion of long-term debt was $15.8 million.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes during the periods covered by this Quarterly Report on Form 10-Q, outside of our ordinary course of business, to the contractual obligations specified in the table of contractual obligations in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Fiscal 2006 Annual Report on Form 10-K, except as described below.

On February 7, 2007, we entered into new senior secured credit facilities with AgStar and on August 29, 2007 we acquired Millennium, which had previously entered into various credit facilities. See Item 2 under the “Credit Arrangements” section for more detail.

CRITICAL ACCOUNTING ESTIMATES

Our Critical Accounting Estimates are presented in our Fiscal 2006 Annual Report on Form 10-K. There have been no changes to these estimates during the nine months ended September 30, 2007, except as discussed below.

During the first quarter of 2007, we began entering into exchange-traded energy futures contracts to manage our risk on ethanol sales. During the second quarter of 2007, we began entering into over-the-counter financial instruments to manage our risk on corn purchases. We account for derivative financial instruments at fair value in the condensed consolidated financial statements with changes in fair value being recorded in cost of goods sold.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk factors” below and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Such factors include, among others:

•	the volatility and uncertainty of commodity prices;

•	changes in ethanol supply and demand;

•	development of infrastructure related to the sale and distribution of ethanol;

•	changes in current legislation or regulations that affect ethanol supply and demand or governmental subsidies;

•	concerns about the efficiency of corn-based ethanol;

•	our ability to compete effectively in the industry;

•	our limited operating history and history of operating losses;

•	our ability to successfully locate and integrate future acquisitions;

•	our ability to implement our expansion strategy as planned or at all;

•	the results of our hedging transactions;

•	operational difficulties at our ethanol plants;

•	the adverse effect of environmental, health and safety laws, regulations and liabilities, including potentially significant changes in environmental regulations;

•	our less than 100% ownership of and control over certain assets used in our business;

•	disruptions to infrastructure or in the supply of raw materials;

•	the limited use of our historical financial information in evaluating our performances;

•	the division of our management’s time and energy among our different ethanol plants;

•	competition for qualified personnel in the ethanol industry;

•	our ability to keep pace with technological advances;

•	our significant amount of debt and the restrictive covenants in our debt financing agreements;

•	the material weakness and reportable conditions identified in our internal controls;

•	we are subject to financial reporting and other requirements for which we may not be adequately prepared;

•	our ability to continue to provide services to competing third-party producers;

•	our status as a holding company; and

•	certain of our shareholders could exert significant influence over us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We consider market risk to be the potential loss arising from adverse changes in market rates and prices.

We manage our exposure to various risks according to risk management guidelines that were approved by our management. We regularly monitor compliance with these risk management guidelines.

In our effort to reduce price risk caused by market fluctuation in the prices of commodities and interest rates, we may enter into exchange traded commodities futures, options, cash contracts and over-the-counter instruments. To manage our exposure to interest rate risk, we may also enter into certain instruments, including interest rate swaps and similar hedging techniques. These hedging arrangements could expose us to potential gains or losses, which would impact our earnings. On cash fixed-price or over-the-counter contracts there is a risk of financial loss in situations where the other party to the hedging contract defaults on its contract.

We account for derivative instruments in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). These futures contracts are accounted for as derivative financial instruments at fair value in the financial statements with the changes in fair value being recorded in cost of goods sold. Under SFAS 133, the accounting for changes in the fair value of a derivative depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges for any of the periods reported in this Quarterly Report on Form 10-Q and, as such, have not recorded any transactions under these rules.

We extend credit to our customers in the ordinary course of business in the form of trade accounts receivable. We have a significant concentration of accounts receivable with Provista, our ethanol marketing joint venture, to which we sell all of our ethanol. As of September 30, 2007, accounts receivable from Provista accounted for 59% of our total accounts receivable. We routinely assess the quality of our accounts receivable and, as a result of that assessment, believe that our trade accounts receivable credit risk exposure is limited.

We are subject to significant market risk with respect to the price of ethanol, and the price and availability of corn and natural gas, the principal raw materials we use to produce ethanol and distillers grains. In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations. In addition, our business is highly sensitive to corn prices and we generally cannot pass on increases in corn prices to our customers. High corn prices, and/or, high natural gas prices in relation to the price of ethanol, could have a material adverse effect on our results of operations.

Our gross margins depend principally on the spread between ethanol and corn prices. During the five-year period from 2002 to 2006, ethanol prices (based on price data from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.91 per gallon to a high of $3.95 per gallon, averaging $1.65 per gallon during this period. On September 28, 2007, the Chicago spot price per gallon of ethanol was $1.54, whereas on September 29, 2006, the Chicago spot price per gallon of ethanol was $1.75. During most of 2006, the spread between ethanol and corn prices was at historically high levels, driven largely by the increased demand for ethanol used as a fuel additive and historically low corn prices. However, in 2007, the price of ethanol has declined from the high levels that were prevalent in the first three quarters of 2006 and the cost of corn has risen. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will continue to fluctuate. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, could have a material adverse effect on our business, results of operations and financial condition.

We purchase significant amounts of corn to support the needs of our production plants. Higher corn costs result in lower profit margins and therefore represent unfavorable market conditions. We may not be able to pass along increased corn costs to our ethanol customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions (including droughts), farmers’ planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Over the eleven-year period from 1996 through 2006, corn prices (based on the Chicago Board of Trade (CBOT)) daily futures data have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.49 per bushel during this period. On September 28, 2007, the price of corn was $3.73 per bushel and on September 29, 2006, the CBOT price of corn was $2.62 per bushel.

We rely upon third parties for our supply of natural gas, which we consume to manufacture ethanol. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the five-year period from 2002 through 2006, based on New York Mercantile Exchange, Inc., or NYMEX, daily futures data, has ranged from a low of $1.91 per Million British Thermal Units, or MMBTU, in 2002 to a high of $15.38 per MMBTU in 2005, averaging $6.21 per MMBTU during this period. On September 28, 2007, the NYMEX price of natural gas was $6.87 per MMBTU, and on September 29,

2006, the NYMEX price of natural gas was $5.62 per MMBTU. These market conditions often are affected by factors beyond our control such as weather conditions (including hurricanes), overall economic conditions and foreign and domestic governmental regulation and relations.

We have prepared a sensitivity analysis to our exposure to market risk with respect to corn and natural gas requirements along with our ethanol and distillers grains sales, based on average prices for the nine months ended September 30, 2007. We based our analysis on the most recent nine months of operations due to the rapid expansion of our business. A hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

	Nine Months Ended September 30, 2007
			Hypothetical		Percentage
			Change in	Change in	Change in
		Units	Price	Gross Profit	Gross Profit
	(In millions)			(Dollars in millions)

Corn	69.8	bushels	10%	$25.3	103%
Ethanol	200.0	gallons	10%	$37.2	150%
Distillers Grains	0.92	tons	10%	$5.0	21%
Natural Gas	5.1	MMBTU	10%	$3.3	13%

ITEM 4.	CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documenting process narratives and testing of general computer and business process controls. We continue to remediate identified deficiencies and perform on-going tests relating to internal controls over financial reporting. We have also completed a risk assessment, established a reporting methodology, and formalized an internal audit plan that has been reviewed by the Audit Committee.

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred in the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Our business is highly dependent on commodity prices, which are subject to significant volatility and uncertainty, so our results could fluctuate significantly.

We generally do not have long-term, fixed price contracts for the purchase of corn and natural gas, our principal inputs, or for the sale of ethanol, our principal product. Therefore, our results of operations, financial position and business outlook are substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol and unleaded gasoline. Prices for these commodities are generally subject to significant volatility and uncertainty. As a result, our future results may fluctuate substantially, and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. We may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, but these activities involve substantial costs and substantial risks and may be ineffective to mitigate these fluctuations.

The spread between ethanol and corn prices can vary significantly and during 2006 was at historically high levels.

Our gross margins depend principally on the spread between ethanol and corn prices. During the five-year period from 2002 to 2006, ethanol prices (based on price data from Bloomberg, L.P., or Bloomberg) have ranged from a low of $0.91 per gallon to a high of $3.95 per gallon, averaging $1.65 per gallon during this period. During the first three quarters of 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by high oil prices and historically low corn prices. Since the end of 2006, however, the price of ethanol has been declining and the cost of corn has been rising. On September 28, 2007, the Chicago spot price per gallon of ethanol was $1.54, whereas on September 29, 2006, the Chicago spot price per gallon of ethanol was $1.75. Over the same period, corn prices (based on Chicago Board of Trade, or CBOT, daily futures data) have risen from $3.73 per bushel on September 28, 2007, from $2.62 per bushel on September 29, 2006. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will likely continue to fluctuate. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, could have a material adverse effect on our business, results of operations and financial condition.

Our business is highly sensitive to corn prices, and we generally cannot pass on increases in corn prices to our customers.

Corn is the principal raw material we use to produce ethanol and distillers grains. Because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customers, and accordingly, rising corn prices tend to produce lower profit margins. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions (including droughts) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. Any decline in the corn harvest, caused by farmer planting decisions or otherwise, could cause corn prices to increase and negatively impact our gross margins. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. For example, over the eleven-year period from 1996 through 2006, corn prices (based on CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $5.48 per bushel in 1996, with prices averaging $2.45 per bushel during this period. During the third quarter of 2007, corn prices were at substantially higher levels than both the eleven-year average and average corn prices during 2006, ranging from a low of $3.10 per bushel to a high of $3.87 per bushel, with prices averaging $3.87 per bushel.

In addition, increasing domestic ethanol capacity could boost demand for corn and result in increased corn prices. In 2006, corn bought by ethanol plants represented approximately 18% of the total corn supply for that year according to results reported by the National Corn Growers Association, and this percentage is expected to increase as additional ethanol capacity comes online, rising to more than 30% of the total corn supply by 2009/2010 according to the United States Department of Agriculture or USDA. At a more local level, the price we pay for corn at any of our plants could also increase if another ethanol plant were built in the same general vicinity or if we expand the plant.

We may also have difficulty from time to time in purchasing corn on satisfactory terms due to supply shortages. Any supply shortage could require us to suspend operations until corn becomes available on satisfactory terms. Suspension of operations could have a material adverse effect on our business, results of operations and financial condition.

The market for natural gas is subject to market conditions that create uncertainty in the price and availability of the natural gas that we utilize in the ethanol manufacturing process.

We rely upon third-parties for our supply of natural gas which is consumed as fuel in the manufacture of ethanol. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the five-year period from 2002 through 2006, based on New York Mercantile Exchange, Inc., or NYMEX, daily futures data, have ranged from a low of $1.91 per MMBTU, in 2002 to a high of $15.38 per MMBTU in 2005, averaging $6.21 per MMBTU during this period. On September 28, 2007, the NYMEX price of natural gas was $6.87 per MMBTU, and on September 29, 2006, the NYMEX price of natural gas was $5.62 per MMBTU. These market conditions often are affected by factors beyond our control such as weather conditions (including hurricanes), overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Further, increases in natural gas prices could have a material adverse effect on our business, results of operations and financial condition.

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

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the price of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which they are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains. Because the price of distillers grains is not tied to production costs, decreases in the price of distillers grains will result in our generating less revenue and lower profit margins.

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

According to the RFA, domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 6.2 billion gallons per year in September 2007. In addition, there is a significant amount of production capacity being added to the ethanol industry. According to the RFA, as of September 2007, approximately 6.4 billion gallons per year of production capacity, an increase of 104% over current production levels, is currently under construction at 85 new and existing plant. This capacity is being added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. Recently, several ethanol companies have announced the postponement of ethanol plants under construction due, in part, to concerns about excess production capacity in the ethanol industry. If the ethanol industry has excess production capacity, it could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, because ethanol production produces distillers grains as a co-product, increased ethanol production will also lead to increased supplies of distillers grains. An increase in the supply of distillers grains, without corresponding increases in demand, could lead to lower prices or an inability to sell our distillers grains production. A decline in the price of distillers grains or the distillers grains market generally could have a material adverse effect on our business, results of operations and financial condition.

Growth in the sale and distribution of ethanol is dependent on the changes in and expansion of related infrastructure which may not occur on a timely basis, or at all, and our operations could be adversely affected by infrastructure disruptions.

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

The rapid expansion of the ethanol industry currently underway compounds the issues presented by the need to develop and expand ethanol related infrastructure, as the lack of infrastructure prevents the use of ethanol in certain areas where there might otherwise be demand and results in excess ethanol supply in areas with more established ethanol infrastructure, depressing ethanol prices in those areas. Substantial investments required for these infrastructure changes and expansions may not be made or may not be made on a timely basis. Any delay or failure in making the changes in or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our business, results of operations or financial condition. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business, results of operations and financial condition.

The use of and demand for ethanol and its supply are highly dependent on various federal and state legislation and regulation, and any changes in legislation or regulation could cause the demand for ethanol to decline or its supply to increase, which could have a material adverse effect on our business, results of operations and financial condition.

Various federal and state laws, regulations and programs have led to increased use of ethanol in fuel. For example, certain laws, regulations and programs provide economic incentives to ethanol producers and users. Further, tariffs generally apply to the import of ethanol from other countries. These laws, regulations and programs are constantly changing. Federal and state legislators and environmental regulators could adopt or modify laws, regulations or programs that could adversely affect the use of ethanol. In addition, certain state legislatures oppose the use of ethanol because they must ship ethanol in from ethanol plants, which are typically located in corn-producing states, which could significantly increase gasoline prices in the state.

The elimination or significant reduction in the federal ethanol tax incentive or the elimination or expiration of other federal or state incentive programs could have a material adverse effect on our business, results of operations and financial condition.

The cost of producing ethanol has historically been significantly higher than the market price of gasoline. The production of ethanol is made significantly more competitive with regular gasoline because of federal tax incentives. Before January 1, 2005, the federal excise tax incentive program allowed gasoline distributors who blended ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sold. If the fuel was blended with 10% ethanol, the refiner/marketer paid $0.052 per gallon less tax, which equated to an incentive of $0.52 per gallon of ethanol. The $0.52 per gallon incentive for ethanol was reduced to $0.51 per gallon in 2005 and was subsequently extended until 2010. The federal ethanol tax incentives may not be renewed in 2010 or they may be renewed on different terms. In addition, the federal ethanol tax incentives, as well as other federal and state programs benefiting ethanol (such as tariffs on imported ethanol), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part. We may also receive benefits from other federal and state incentive programs. For example, historically, our Platte Valley plant has received incentive payments to produce ethanol from the USDA under its Commodity Credit Corporation Bioenergy Program and from the State of Nebraska under its motor vehicle fuel tax credit program. Under the State of Nebraska program, Platte Valley received payments of approximately $2.8 million in 2007 and 2006. The USDA program expired on June 30, 2006, and the State of Nebraska program is set to expire in 2012. The elimination or significant reduction in the federal ethanol tax incentive or other programs benefiting ethanol could have a material adverse effect on our business, results of operations and financial condition.

The effect of the Renewable Fuels Standard, or RFS, in the Energy Policy Act of 2005, or Energy Act, on the ethanol industry is uncertain.

The use of fuel oxygenates, including ethanol, was mandated through regulation, and much of the forecasted growth in demand for ethanol was expected to result from additional mandated use of oxygenates. Most of this growth was projected to occur in the next few years as the remaining markets switch from MTBE to ethanol. The Energy Act, however, eliminated the mandated use of oxygenates and instead established minimum nationwide levels of renewable fuels (ethanol, biodiesel or any other liquid fuel produced from biomass or biogas) to be included in gasoline. Because biodiesel and other renewable fuels in addition to ethanol are counted toward the minimum usage requirements of the RFS, the elimination of the oxygenate requirement for reformulated gasoline may result in a decline in ethanol consumption, which in turn could have a material adverse effect on our business, results of operations and financial condition. The Energy Act also included provisions for trading of credits for use of renewable fuels and authorized potential reductions in the RFS minimum by action of a governmental administrator. In addition, the rules for implementation of the RFS and the Energy Act are still under development.

The Energy Act did not include MTBE liability protection sought by refiners, and, in light of the risks of environmental litigation, many ethanol producers have anticipated that this will result in accelerated removal of MTBE and increased demand for ethanol. Refineries may use other possible replacement additives, such as iso-octane, iso-octene or alkylate. Accordingly, the actual demand for ethanol may increase at a lower rate than production for anticipated demand, resulting in excess production capacity in our industry, which could materially adversely affect our business, results of operations and financial condition.

Tariffs effectively limit the importation of ethanol into the U.S., and their reduction or elimination could undermine the ethanol industry in the U.S.

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

Various studies have criticized the efficiency of ethanol, in general, and corn-based ethanol in particular, which could lead to the reduction or repeal of incentives and tariffs that promote the use and domestic production of ethanol or otherwise negatively impact public perception and acceptance of ethanol as an alternative fuel.

Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and as potentially depleting water resources. Other studies have suggested that corn-based ethanol is less efficient than ethanol produced from switchgrass or wheat grain and that it negatively impacts consumers by causing prices for dairy, meat and other foodstuffs from livestock that consume corn to increase. If these views gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of these measures. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

We face intense competition from competing ethanol and other fuel additive producers.

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from established producers of ethanol, including Archer Daniels Midland Company and Cargill, Inc., and from other companies that are seeking to develop large-scale ethanol plants and alliances. According to the RFA, the top ten producers accounted for approximately 56% of the ethanol production capacity in the U.S., and we accounted for approximately 4.9% of the ethanol production capacity in the U.S. Some of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller plants which may not affect the local price of corn grown in proximity to the plant as much as larger plants like ours affect these prices. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in our industry consists of smaller-sized plants.

We expect competition to increase as the ethanol industry becomes more widely known and demand for ethanol increases. Most new ethanol plants in development across the country are independently owned. In addition, various investors could heavily invest in ethanol plants and oversupply ethanol, resulting in higher raw material costs and lower ethanol price levels that could materially adversely affect our business, results of operations and financial condition.

We also face increasing competition from international suppliers. Although there is a tariff on foreign-produced ethanol (which is scheduled to expire in 2009) that is roughly equivalent to the federal ethanol tax incentive, ethanol imports equivalent to up to 7.0% of total domestic production from certain countries were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane, which is a significantly more efficient raw material from which to produce ethanol than corn, and have cost structures that are substantially lower than ours.

Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to attempt to compete more effectively, which could materially adversely affect our business, results of operations and financial condition.

We have a limited operating history and a history of losses, and our business may not be as successful as it envisions.

We were incorporated in October 2004 and did not engage in any revenue producing activities until we acquired United Bio Energy, LLC, or UBE, on May 1, 2005. On April 30, 2006, we acquired our first operating ethanol plant and in May 2006, began recording revenues from our ethanol production activity. Accordingly, we have a limited operating history from which one can evaluate our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving conditions, such as the ethanol market, where supply and demand may change significantly in a short period of time.

Some of these risks relate to our potential inability to:

•	effectively manage our business and operations;

•	recruit and retain key personnel;

•	successfully maintain our low-cost structure as we expand the scale of our business;

•	manage rapid growth in personnel and operations;

•	develop new products that complement our existing business; and

•	successfully address the other risks described throughout this report on Form 10-Q.

If we cannot successfully address these risks, our business, future results of operations and financial condition may be materially adversely affected, and we may experience operating losses in the future.

Potential future acquisitions could be difficult to find and integrate, divert the attention of key personnel, disrupt our business, dilute shareholder value and adversely affect our financial results.

As part of our business strategy, we may consider acquisitions of other businesses, building sites, plants, storage or distribution facilities and selected infrastructure. There is no assurance, however, that we will determine to pursue any of these opportunities or that if we determine to pursue them that we will be successful.

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

Future acquisitions may involve the issuance of our equity securities as payment or in connection with financing the business or assets acquired, and as a result, could dilute the ownership interests of current shareholders. In addition, we may need to incur additional debt and related interest expense in order to consummate these transactions, as well as to assume unforeseen liabilities, all of which could have a material adverse effect on our business, results of operations and financial condition. The failure to successfully evaluate and execute acquisitions or otherwise adequately address the risks associated with acquisitions could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to implement our expansion strategy as planned or at all.

We have four operational ethanol plants and four ethanol plants under construction, which are in various stages of construction, with commencement of operations scheduled in 2008. We also continue to evaluate potential future opportunities for growth and development.

Development, construction and expansion of ethanol plants are subject to a number of risks, any of which could prevent us from commencing operations at a particular plant as expected or at all, including cost overruns, zoning and permitting matters, adverse weather, defects in materials and workmanship, labor and material shortages, transportation constraints, construction change orders, site changes, workforce issues, the availability of sufficient quantities of water of suitable quality and other unforeseen difficulties. For example, a lawsuit is currently pending against our joint venture partner in the Grinnell project, and certain other defendants, including the county zoning board, challenging a decision to rezone the land intended for the Grinnell plant to permit construction of an ethanol plant. A majority of the contested issues were favorably decided for our joint venture partner on summary judgment, with our joint venture partner prevailing on the remaining issues at trial in September 2007. However, the plaintiff has requested a reconsideration of the decision, and in that the plaintiff was unsuccessful, we believe that an appeal is likely. Construction in the upper Midwest, where many of our plants are located, can also be particularly difficult in the winter because of delays related to adverse weather. In addition, during the expansion of an existing plant, we may be forced to suspend or curtail our operations at such plant, which would decrease our ethanol production and reduce its revenues.

As of September 30, 2007, total costs to complete our plants under construction are expected to be approximately $265.1 million, of which we anticipate funding approximately $14.8 million with cash on hand and cash generated from operations. At this time Grinnell has not entered into a credit facility to construct its ethanol plant, and we have put on hold any further funding of the Grinnell plant until the pending lawsuits are satisfactorily resolved and a credit facility is obtained. To the extent that our cash on hand and cash generated from operations are not sufficient, additional financing will be required to fully fund future construction projects. We may not have access to required financing on acceptable terms or at all.

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

The significant expansion of ethanol production capacity currently underway in the U.S. may also impede our expansion strategy. As a result of this expansion, we believe that there is increasing competition for suitable sites for ethanol plants, and we may not find suitable sites for construction of new plants or other suitable expansion opportunities. Even if we are able to identify suitable sites or opportunities, we may not be able to secure the services and products from the contractors, engineering firms, construction firms and equipment suppliers necessary to build our ethanol plants on a timely basis or on acceptable economic terms.

Our expansion strategy is particularly dependent on the continued availability of construction and engineering services provided to us by Fagen, Inc., an entity controlled by one of our principal shareholders, Ron Fagen. We believe that Fagen has constructed over 65% of the ethanol production capacity built in the U.S. over the past six years. Although we have entered into design-build agreements with Fagen, Inc. for each of our plants under construction, including our Grinnell project, and master design-build agreements with Fagen that provide additional build slots through 2010, if Fagen fails to perform under those agreements, our ability to meet our expansion goals would be limited. Fagen has also entered into design-build contracts with other parties seeking to build ethanol plants and has invested and may continue to invest in other ethanol producers. As a result, Fagen, Inc. may have a conflict of interest in performing its obligations under its design-build agreements with us which could delay or prevent our expansion strategy.

We must also obtain numerous regulatory approvals and permits in order to construct and operate additional or expanded plants. These requirements may not be satisfied in a timely manner or at all. Our exposure to permitting risks may be exacerbated because we may begin construction on certain of our plants and incur substantial costs without first obtaining all permits necessary to operate an ethanol plant at that site. In the event that we fail to ultimately obtain all necessary permits, we would be forced to abandon the project and lose the benefit of any construction costs already incurred. In addition, federal and state governmental requirements may substantially increase our costs, which could have a material adverse effect on our business, results of operations and financial condition.

Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing plants and other businesses.

Accordingly, we may not be able to implement our expansion strategy as planned, or at all. We may not find additional appropriate sites for new ethanol plants, and we may not be able to finance, construct, develop or operate these new or expanded plants successfully.

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

We are or will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In particular, each ethanol plant we intend to operate will be subject to environmental regulation by the state in which the plant is located and by the EPA. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts on the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damage to natural resources, criminal sanctions, permit revocations and/or plant shutdowns.

In addition, to construct and operate our ethanol plants, we will need to obtain and comply with a number of permit requirements. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. For example, we are currently facing increased construction costs for our Janesville, Minnesota plant in order to meet unanticipated water discharge requirements and we expect to incur additional construction costs of approximately $5.0 to $6.0 million in order to meet these requirements. Permit conditions could also restrict or limit the extent of our operations. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct or operate our ethanol plants. Failure to obtain and comply with all applicable permits and licenses could halt our construction and could subject us to future claims.

Environmental issues, such as contamination and compliance with applicable environmental standards, could arise at any time during the construction and operation of our ethanol plants. If this occurs, it would require us to spend significant resources to remedy the issues and may delay or prevent construction or operation of our ethanol plants. This would significantly increase the cost of these projects.

We may be liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties, including our employees and property owners or residents near our plants, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, employees, property owners or residents near our ethanol plants could object to the air emissions or water discharges from our ethanol plants. Ethanol production has been known to produce an unpleasant odor. Environmental and public nuisance claims or toxic tort claims could be brought against us as a result of this odor or other releases to the air or water. Some of these matters may require us to expend significant resources for investigation, cleanup, installation of control technologies or other compliance-related items, or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our plants. For example, federal and state environmental authorities have recently been investigating alleged excess volatile organic compounds and other air emissions from certain U.S. ethanol plants. Present and future environmental laws and regulations (and interpretations thereof) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on our business, results of operations and financial condition.

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

We are generally contractually obligated to sell 100% of the ethanol we produce to Provista, an entity in which we only own a 50% equity interest. The other 50% of Provista is owned by CHS, Inc. Provista is governed by an amended and restated operating agreement, which provides for the designation of a manager to manage its business and affairs. Pursuant to the amended and restated operating agreement and the related management agreement, we, along with CHS, designated CHS as the manager of Provista. The management agreement provides CHS with broad authority to manage the business of Provista, subject to certain actions that CHS may not take without our approval. Because we do not manage Provista, our ability to control the marketing of our ethanol is limited, and we may be prevented from taking actions with respect to the marketing of our ethanol that we believe to be in our own best interests.

In addition, Provista leases approximately 1,200 railcars and employs the personnel upon whom we rely to sell our ethanol. Our marketing agreement with Provista has a current term through November 30, 2008, and thereafter will automatically renew for one-year additional terms, unless either party provides the other with ninety days written notice of non-renewal. Moreover, pursuant to the amended and restated operating agreement, beginning on April 1, 2009, either member of Provista may initiate a buy-sell mechanism. Under this mechanism, after receiving notice of the initiation of the buy-sell mechanism, the non-initiating member must elect to either sell all of its interests in Provista to the initiating member or purchase all of the initiating member’s interest in Provista, in each case, at a purchase price not less than a specified multiple of Provista’s EBITDA. If our marketing agreement with Provista is terminated, or if we lose all of our interests in Provista pursuant to the buy-sell mechanism, we may be unable to obtain replacement third-party marketing services on similar terms or at all or to acquire the railcars and develop the necessary internal resources to market our ethanol directly. As a result, any such termination or loss of all of our interests in Provista could have a material adverse effect on our business, results of operations and financial condition.

In addition, in connection with the development of future ethanol plants, we may enter into joint venture arrangements with third-party entities to own and operate such plants. For example, we formed a joint venture with Big River Resources, LLC to construct an ethanol plant near Grinnell, Iowa. Under the terms of this arrangement, each of us and Big River Resources, LLC will own 50% of the entity that will own the plant. If we own less than 100% of the entities that operate certain of its ethanol plants, we may be limited in our ability to operate the plant in a manner that maximizes benefits for us.

Disruptions to infrastructure, or in the supply of fuel, natural gas or water, could materially and adversely affect our business.

Our business depends on the continuing availability of rail, road, port, storage and distribution infrastructure. Any disruptions in this infrastructure network, whether caused by labor difficulties, earthquakes, storms, other natural disasters, human error or malfeasance or other reasons, could have a material adverse effect on our business. We rely upon third-parties to maintain the rail lines from our plants to the national rail network, and any failure on their part to maintain the lines could impede our delivery of products, impose additional costs on us and could have a material adverse effect on our business, results of operations and financial condition.

Our business also depends on the continuing availability of raw materials, including fuel and natural gas. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy-intensive. Significant amounts of fuel and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains. A serious disruption in supplies of fuel or natural gas, including as a result of delivery curtailments to industrial customers due to extremely cold weather, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our plants, increase our production costs and could have a material adverse effect on our business, results of operations and financial condition.

Our ethanol plants also require a significant and uninterrupted supply of water of suitable quality to operate. If there is an interruption in the supply of water for any reason, we may be required to halt production at one or more of our plants. If production is halted at one or more of our plants for an extended period of time, it could have a material adverse effect on our business, results of operations and financial condition.

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

We acquired our first operating ethanol plant, Platte Valley, on April 30, 2006, and effective May 1, 2006, it began recognizing revenue from the production of ethanol. As a result, our results of operations for periods subsequent to our acquisition of Platte Valley are not comparable to our results of operations for prior periods. Moreover, in September 2006, our Woodbury plant began operations. In November 2006, we completed the expansion of our Platte Valley plant, in December 2006, we began production at our Albert City plant and in May 2007, we began production at our Ord plant. We currently have four other plants under construction following our recent acquisition of Millennium Ethanol, LLC’s Marion, South Dakota plant under construction. To the extent we acquire or develop additional production capacity, the comparability of our results of operations will be further limited.

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

Our success depends in part on our ability to attract and retain competent personnel. For each of our plants, we must hire qualified managers, engineers, operations and other personnel, which can be challenging in a rural community. Competition for both managers and plant employees in the ethanol industry is intense, and we may not be able to attract and retain qualified personnel. If we are unable to hire and retain productive and competent personnel, our expansion strategy may be adversely affected, the amount of ethanol we produce may decrease and we may not be able to efficiently operate our ethanol plants and execute our business strategy.

Technological advances could significantly decrease the cost of producing ethanol or result in the production of higher-quality ethanol, and if we are unable to adopt or incorporate technological advances into our operations, our proposed ethanol plants could become uncompetitive or obsolete.

We expect that technological advances in the processes and procedures for processing ethanol will continue to occur. It is possible that those advances could make the processes and procedures that we utilize at our ethanol plants less efficient or obsolete. These advances could also allow our competitors to produce ethanol at a lower cost than us. If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than those of our competitors, which could cause our ethanol plants to become uncompetitive.

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

In addition, alternative fuels, additives and oxygenates are continually under development. Alternative fuel additives that can replace ethanol may be developed, which may decrease the demand for ethanol. It is also possible that technological advances in engine and exhaust system design and performance could reduce the use of oxygenates, which would lower the demand for ethanol, and our business, results of operations and financial condition may be materially adversely affected.

We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. Our debt level or our failure, or the failure of any of our subsidiaries, to comply with applicable debt financing covenants and agreements could have a material adverse effect on our business, results of operations and financial condition.

As of September 30, 2007, our total debt was $347.1 million. As of September 30, 2007, we had total available borrowing capacity of $312.5 million. We plan to incur significant additional debt to complete our four ethanol plants currently under construction. We also may incur additional debt to fund operations at our plants or in connection with other development projects or acquisitions.

The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements, including the indenture governing the notes. The level of our debt may have important implications on our operations, including, among other things:

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

The terms of our existing debt financing agreements contain, and any future debt financing agreement we enter into may contain, financial, maintenance, organizational, operational and other restrictive covenants. If we are unable to comply with these covenants or service our debt, we may lose control of our business and be forced to reduce or delay planned capital expenditures, sell assets, restructure our indebtedness or submit to foreclosure proceedings, all of which could result in a material adverse effect upon our business, results of operations and financial condition. Our debt arrangements may also include subordinated debt, which may contain even more restrictions and be on less favorable terms than our senior debt. If we issue subordinated debt, we may have to give the lender warrants, put rights, conversion rights, the right to take control of our business in the event of a default or other rights and benefits as the lender may require.

Our management and auditors have identified material weaknesses in the design and operation of our internal controls that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

With respect to the audit of our 2006 financial statements, an independent registered public accounting firm issued a letter to our audit committee in which they identified a material weakness related to the financial close process. A “material weakness” is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects an entity’s ability to initiate, authorize, record, process or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected.

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

The auditors recommended that we continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. The auditors further recommended that we enhance and test our year-end financial close process during the quarterly Form 10-Q preparation process in 2007.

With respect to our 2005 audit, the auditors identified a material weakness relating to our accounting for certain of our business transactions. During 2005, we entered into numerous transactions which had complex accounting ramifications, including business combination, stock based compensation, lease, plant construction and debt restructuring transactions. Due to our inability to identify or properly record these transactions in a timely manner, numerous audit adjustments were required. The auditors recommended that we provide additional resources to accounting personnel and that we implement additional control procedures.

With respect to our 2004 audit, the auditors identified a reportable condition relating to the inadequate segregation of accounting and financial duties within US Bio Resource Group, the company that provided us with management and administrative services, including accounting services. On November 17, 2005, we terminated the administrative services agreement with US Bio Resource Group.

In connection with Platte Valley’s 2004 audit, the auditors identified internal control deficiencies relating to the separation of accounting functions, the duties of Platte Valley’s controllers and Platte Valley’s accounting procedures manual. We acquired Platte Valley on April 30, 2006.

In response to these matters, we have implemented an internal audit function, and our board of directors established an audit committee. In addition, we are in the process of upgrading our systems, implementing additional financial and management controls, and reporting systems and procedures. During 2006, we hired a new Chief Financial Officer, a tax director, an information systems officer and additional accounting, internal audit and finance staff. We are also currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort, under the direction of senior management, includes documentation and testing of our general computer controls and business processes. We are currently in the process of formalizing an internal audit plan that includes performing a risk assessment, establishing a reporting methodology and testing internal controls and procedures over financial reporting.

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

As a result of our IPO, we are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, or the Exchange Act. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. If we are unable to meet these demands in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to us could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, results of operations and financial condition.

As we expand our ethanol production business, we may become limited in our ability to provide services to third-party ethanol producers.

We provide ethanol and distillers grains marketing, grain procurement, risk consulting and facilities management services to third-party ethanol producers. In the past, our services business was our sole source of revenue. As we expand our ethanol production business, third-party ethanol producers may desire to terminate their existing service arrangements with us due to competitive concerns. Similarly, it has become more difficult for us to attract new customers to our services business. Due to the uncertain prospects of our services business, we recorded a $2.5 million impairment charge in September 2007. If existing customers terminate their arrangements with us, or if potential customers continue to refuse to engage our services, our business, results of operations and financial condition may be materially adversely affected.

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

Certain of our shareholders exert significant influence over us. Their interests may not coincide with ours or the interests of our shareholders, and they may make decisions with which we or our shareholders may disagree.

Gordon Ommen, our chief executive officer, Ron Fagen and CHS Inc. beneficially own approximately 8%, 19% and 20% of our common stock, respectively, and our executive officers, directors and principal shareholders, i.e., shareholders holding more than 5% of our common stock, including Gordon Ommen, Ron Fagen and CHS Inc., together control approximately 50% of our common stock. As a result, these shareholders, acting individually or together, could significantly influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

The interests of these shareholders may not coincide with our interests or the interests of our shareholders. For instance, Capitaline Advisors, LLC, a private equity investment management firm specializing in renewable energy investments which is 100% owned and controlled by Gordon Ommen, and Fagen, Inc., the leading builder of ethanol plants in the U.S. which is owned and controlled by Ron Fagen, have invested and may continue to invest in a number of other ethanol producers. For example, Capitaline Advisors currently has an investment in Big River Resources, LLC, our joint venture partner for the Grinnell plant. As a result of these and other potential conflicting interests, these existing shareholders may make decisions with respect to us with which we or our shareholders may disagree.

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

As of September 30, 2007, we had applied the $149.7 million of net proceeds we received from the offering as follows (dollars in millions):

Repayment of subordinated credit facilities	$6.8
Construction of facilities	142.9	(1)
Temporary investments	—

(1)	Proceeds were used to fund construction costs at our Hankinson, Janesville and Dyersville plants. Of this amount, $112.4 million was paid to Fagen Inc., an entity controlled by Roland Fagen, one of our largest shareholders.

Item 6:	Exhibits

Exhibit No.	Description

10.1	Lease Agreement, dated July 10, 2007, between CHS, Inc. and US BioEnergy Corporation (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Form 8-K, filed with the SEC on July 10, 2007, File No. 001-33203)
10.2	Amendment No. 1 to Fourth Supplement to the Master Loan Agreement (Term Revolving Loan) dated October 19, 2007 by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.3	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Ord, LLC and AgStar Financial Services, PCA.
10.4	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Hankinson, LLC and AgStar Financial Services, PCA.
10.5	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Janesville, LLC and AgStar Financial Services, PCA.
10.6	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Dyersville, LLC and AgStar Financial Services, PCA.
10.7	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Platte Valley, LLC and AgStar Financial Services, PCA.
10.8	Amendment No. 2 To the Credit Agreement dated November 1, 2007 by and between US Bio Dyersville, LLC and AgStar Financial Services, PCA.
10.9	Amendment No. 2 To the Amended and Restated Master Loan Agreement dated November 1, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.10	Amendment No. 1 To the Amended and Restated Master Loan Agreement dated as of October 19, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.11	Amendment No. 1 to Second Supplement to the Master Loan Agreement (Revolving Loan) dated as of October 19, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.12	Amendment No. 1 to Third Supplement to the Master Loan Agreement (Term Loan) dated as of October 19, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.13	Allonge (Term Note) dated as of October 19, 2007 to the Term Note dated February 26, 2007, executed by US Bio Albert City, LLC.

Exhibit No.	Description

10.14	Amendment No. 1 to Fourth Supplement to the Master Loan Agreement (Term Revolving Loan) dated as of October 19, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.15	Allonge dated as of October 19, 2007 to the Term Revolving Note dated February 26, 2007 executed by US Bio Albert City, LLC.
10.16	Amendment No. 2 to Amended and Restated Second Supplement to the Master Loan Agreement (Revolving Loan) dated November 1, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.17	Allonge to Amended and Restated Revolving Note dated November 1, 2007, executed by US Bio Woodbury, LLC.
10.18	Amendment No. 2 to Master Loan Agreement dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.19	Amendment No. 1 to Amended and Restated Second Supplement to the Master Loan Agreement (Revolving Loan) dated October 19, 2007 by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.20	Amendment No. 1 to Third Supplement to the Master Loan Agreement (Term Loan) dated October 19, 2007 by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.21	Allonge (Term Note) dated October 19, 2007 to the Term Note dated November 1, 2006, executed by US Bio Woodbury, LLC
10.22	Allonge (Term Revolving Note) dated October 19, 2007 to the Term Revolving Note dated November 1, 2006, executed by US Bio Woodbury, LLC.
10.23	Change in Control Agreement dated as of September 28, 2007 between US BioEnergy Corporation and Gordon W. Ommen.
10.24	Change in Control Agreement dated as of September 28, 2007 between US BioEnergy Corporation and each of Richard Atkinson, Gregory S. Schlicht, Chad Hatch and Kim Regenhard.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

US BIOENERGY CORPORATION

Date: November 13, 2007	By: /s/ Gordon W. Ommen Gordon W. Ommen Chief Executive Officer and President (Principal Executive Officer)

Date: November 13, 2007	By: /s/ Richard K. Atkinson Richard K. Atkinson Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

10.1	Lease Agreement, dated July 10, 2007, between CHS, Inc. and US BioEnergy Corporation (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Form 8-K, filed with the SEC on July 10, 2007, File No. 001-33203)
10.2	Amendment No. 1 to Fourth Supplement to the Master Loan Agreement (Term Revolving Loan) dated October 19, 2007 by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.3	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Ord, LLC and AgStar Financial Services, PCA.
10.4	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Hankinson, LLC and AgStar Financial Services, PCA.
10.5	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Janesville, LLC and AgStar Financial Services, PCA.
10.6	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Dyersville, LLC and AgStar Financial Services, PCA.
10.7	Amendment No. 1 To the Credit Agreement dated October 19, 2007 by and between US Bio Platte Valley, LLC and AgStar Financial Services, PCA.
10.8	Amendment No. 2 To the Credit Agreement dated November 1, 2007 by and between US Bio Dyersville, LLC and AgStar Financial Services, PCA.
10.9	Amendment No. 2 To the Amended and Restated Master Loan Agreement dated November 1, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.10	Amendment No. 1 To the Amended and Restated Master Loan Agreement dated as of October 19, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.11	Amendment No. 1 to Second Supplement to the Master Loan Agreement (Revolving Loan) dated as of October 19, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.12	Amendment No. 1 to Third Supplement to the Master Loan Agreement (Term Loan) dated as of October 19, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.13	Allonge (Term Note) dated as of October 19, 2007 to the Term Note dated February 26, 2007, executed by US Bio Albert City, LLC.
10.14	Amendment No. 1 to Fourth Supplement to the Master Loan Agreement (Term Revolving Loan) dated as of October 19, 2007 by and between US Bio Albert City, LLC and AgStar Financial Services, PCA.
10.15	Allonge dated as of October 19, 2007 to the Term Revolving Note dated February 26, 2007 executed by US Bio Albert City, LLC.
10.16	Amendment No. 2 to Amended and Restated Second Supplement to the Master Loan Agreement (Revolving Loan) dated November 1, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.17	Allonge to Amended and Restated Revolving Note dated November 1, 2007, executed by US Bio Woodbury, LLC.
10.18	Amendment No. 2 to Master Loan Agreement dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.19	Amendment No. 1 to Amended and Restated Second Supplement to the Master Loan Agreement (Revolving Loan) dated October 19, 2007 by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.20	Amendment No. 1 to Third Supplement to the Master Loan Agreement (Term Loan) dated October 19, 2007 by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA.
10.21	Allonge (Term Note) dated October 19, 2007 to the Term Note dated November 1, 2006, executed by US Bio Woodbury, LLC
10.22	Allonge (Term Revolving Note) dated October 19, 2007 to the Term Revolving Note dated November 1, 2006, executed by US Bio Woodbury, LLC.

Exhibit No.	Description

10.23	Change in Control Agreement dated as of September 28, 2007 between US BioEnergy Corporation and Gordon W. Ommen.
10.24	Change in Control Agreement dated as of September 28, 2007 between US BioEnergy Corporation and each of Richard Atkinson, Gregory S. Schlicht, Chad Hatch and Kim Regenhard.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002