Form 10-K
period 2007-12-31
US BioEnergy CORP
filed 2008-03-17
CIK 1332341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-33203

US BioEnergy Corporation

(Exact name of Registrant as specified in its charter)

South Dakota	20-1811472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5500 Cenex Drive Inver Grove Heights, Minnesota	55077
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 554-5000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ Global Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant (based upon the $11.36 closing price of the common stock as of that date as reported by the NASDAQ Stock Market and excluding outstanding shares beneficially owned by directors, officers, and affiliates) was approximately $480,167,626.

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding on February 29, 2008 (latest practicable date) was 79,990,006.

PART I

Unless otherwise indicated, “the Company,” “we,” “our,” “us,” and “US BioEnergy” are used in this report to refer to US BioEnergy Corporation and its consolidated subsidiaries.

Item 1.	Business

COMPANY OVERVIEW

US BioEnergy is one of the largest producers of ethanol in the United States. We currently own and operate five ethanol plants with total ethanol production capacity of 420 million gallons per year (mmgy) and are constructing three additional ethanol plants with expected total ethanol production capacity of 330 mmgy.

Our primary products are ethanol and distillers grains, which we derive from corn. We sell our ethanol to Provista Renewable Fuels Marketing, LLC (Provista), our ethanol marketing joint venture with CHS Inc. (CHS), which in turn resells to refining and marketing companies, such as BP North America, Inc., Shell Trading US Co. and Chevron Texaco Products Company. We believe that Provista’s customers blend ethanol with gasoline in order to capture attractive economics relative to refining costs, to achieve higher octane levels for their products, to facilitate compliance with clean air regulations and to extend their processing capacities. We sell our distillers grains to livestock operators and marketing companies in the U.S. and internationally primarily to be used as an animal feed.

On November 29, 2007, we entered into an Agreement and Plan of Merger with VeraSun Energy Corporation (VeraSun) and Host Acquisition Corporation, a subsidiary of VeraSun. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, Host Acquisition Corporation will be merged with and into the Company and each issued and outstanding share of US BioEnergy common stock will be converted into the right to receive 0.810 shares of VeraSun common stock. Therefore, upon completion of the merger, we will be a wholly-owned subsidiary of VeraSun. The merger is subject to a number of customary closing conditions, including (i) the approval of the merger by the shareholders of US BioEnergy, and (ii) the approval of the issuance of VeraSun common stock in the merger by the shareholders of VeraSun. Additional information regarding the merger, the merger agreement and related matters is contained in the Company’s joint proxy statement/prospectus, which was mailed on March 3, 2008, to shareholders of record as of February 8, 2008. A special meeting of US BioEnergy shareholders is scheduled for March 31, 2008, where shareholders will be asked to consider and vote on the proposed merger.

The following table sets forth a summary of significant milestones in our company’s history:

Date	Initiatives
October 2004	We were founded by Gordon W. Ommen and Roland J. “Ron” Fagen

November 2004	We announced plans to develop and construct an ethanol plant near Albert City, Iowa

April 2005	We acquired Superior Corn Products, LLC, a company organized to develop, own and operate an ethanol plant near Woodbury Township, Michigan

May 2005	We acquired United Bio Energy, LLC and established our third-party distillers grains marketing and services businesses

March 2006

We acquired Gold Energy, LLC, a company organized to develop, own and operate an ethanol plant near Hankinson, North Dakota, and began construction in August 2006

We formed Provista™, an ethanol marketing joint venture with CHS Inc.

April 2006

We acquired Platte Valley Fuel Ethanol, LLC, which owned and operated an ethanol plant near Central City, Nebraska

We acquired Val-E Ethanol, LLC, a company organized to develop, own and operate an ethanol plant near Ord, Nebraska

Date	Initiatives
September 2006	We completed construction of our Woodbury plant and commenced operations

November 2006	We completed a 50 mmgy expansion of our Platte Valley plant We began construction of an ethanol plant near Dyersville, Iowa

December 2006	We completed construction of our Albert City plant and commenced operations We completed our Initial Public Offering on December 15

January 2007	We began construction of an ethanol plant near Janesville, Minnesota

February 2007	We entered into five senior secured credit facilities with AgStar Financial Services, PCA, as administrative agent and as a lender, and a group of other lenders to provide financing for our Ord, Hankinson, Dyersville and Janesville construction projects and to refinance our Platte Valley credit facilities

May 2007	We completed construction of our Ord plant and commenced operations

August 2007	We acquired Millennium Ethanol, LLC, an ethanol plant that was being constructed near Marion, South Dakota

November 2007	We entered into a merger agreement with VeraSun Energy Corporation (VeraSun)

December 2007	We sold United Bio Energy Ingredients, LLC and UBE Services, LLC, our third-party distillers grains marketing and services businesses

We conduct our business through wholly-owned subsidiaries, as well as businesses in which we own less than a majority or non-controlling interest. Our ethanol plants, including both operating plants and plants under construction, are managed as one operating segment.

PRODUCTION

We currently own and operate five ethanol plants located in Albert City, Iowa, Central City, Nebraska (Platte Valley), Ord, Nebraska, Lake Odessa, Michigan (Woodbury) and Marion, South Dakota, which have combined production capacity of 420 mmgy. We are also constructing three additional ethanol plants located in Hankinson, North Dakota, Dyersville, Iowa and Janesville, Minnesota, which, when completed, will have combined ethanol production capacity of 330 mmgy.

All of our plants utilize dry-grind technology when converting corn into ethanol. The dry grind process consists of grinding, cooking and exposing of the starch within the corn kernel. Enzymes are utilized to break down the starch into simple sugars. Simple sugars are then converted to alcohol by adding yeast during the fermentation process. The liquid portion resulting from fermentation is pumped into distillation columns, which separates the liquid into ethanol and spent grains. Ethanol is blended with up to five percent denaturant (gasoline) as it is pumped into the final storage tanks, while the spent grain is further processed to produce distillers grains. A bushel of corn will produce approximately 2.8 gallons of denatured ethanol and 17 pounds of dried distillers grains.

During the production process, only the starch portion of the corn, which is about 70 percent of the kernel, is converted into ethanol. The co-product, distillers grains, is sold primarily to the dairy, cattle and swine industry as animal feed. Natural gas is used to dry distillers grains to various degrees of dryness depending on the needs of the local market and the specific requirements of customers. The amount of moisture that is left in the distillers grains determines if the product is sold as wet, modified wet or dried. Drying distillers grains increases its shelf life and improves its ability to be transported over longer distances.

All of our plants that are either operating or under construction are designed, engineered and constructed by Fagen, Inc., using ICM, Inc. processing technology. Roland J. “Ron” Fagen (Ron Fagen), the Chairman and

Chief Executive Officer of Fagen, Inc., the leading builder of ethanol plants in the U.S., is one of our largest shareholders. We have entered into master design-build agreements with Fagen, Inc. that provide us with a number of build slots for ethanol plants through 2010.

PLANTS IN PRODUCTION

The following table sets forth a summary of our ethanol plants that were in operation as of December 31, 2007:

Plants in operation
	Albert City	Ord	Platte Valley	Woodbury	Total
Location	Albert City, Iowa	Ord, Nebraska	Central City, Nebraska	Lake Odessa, Michigan
Commercial operation date	December 2006	May 2007	May 2004(1)	September 2006
Current ethanol production capacity (mmgy)	110	50	100	50	310

1)	Platte Valley began commercial operation of a 50 mmgy plant in May 2004. We acquired Platte Valley in April 2006 and expanded the plant to a 100 mmgy plant in November 2006.

PLANTS UNDER CONSTRUCTION

The following table sets forth a summary of our ethanol plants that were under construction at December 31, 2007:

Plants under construction
	Marion	Hankinson	Dyersville	Janesville	Total
Location	Marion, South Dakota	Hankinson, North Dakota	Dyersville, Iowa	Janesville, Minnesota
Expected ethanol production capacity (mmgy)	110	110	110	110	440
Construction start date	Q3 2006	Q3 2006	Q4 2006	Q1 2007
Estimated production start date	First half 2008(1)	First half 2008	Second half 2008	Second half 2008

1)	We commenced operations in February 2008.

We also have a 50% interest in a development stage ethanol plant that is located near Grinnell, Iowa, with the other 50% interest being held by Big River Resources, LLC (Big River). Site work at the Grinnell plant commenced on December 1, 2006; however, due to lawsuits brought against Big River, and certain other defendants, including the county zoning board, related to zoning issues at the plant, no date has been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell plant. A majority of the contested issues were favorably decided for Big River on summary judgment, with Big River prevailing on the remaining issues at trial in September 2007. However, the plaintiff requested a reconsideration of the decision, and because the plaintiff was unsuccessful, we believe that an appeal is likely. We have not provided significant additional funding for the Grinnell plant since our initial investment in February 2007.

We are implementing process improvement initiatives at our ethanol plants that are expected to yield higher production rates. The process improvements have been partially implemented at several of our existing plants. The improvements include a combination of technology enhancements, engineering improvements, new training programs and other process improvements. When fully implemented, we expect that our plants will operate at rates above our current ethanol production capacity. The operation of our plants is and will be, however, subject to various uncertainties relating to our ability to implement the process improvements required to achieve these increased production capacities. As a result, our plants may not be able to sustain the expected production rates for an extended period of time.

Plant Sites

We utilize the expertise of our internal engineering and business development personnel and the skills of our business partners to continue the development of our existing ethanol plants, identify new sites and analyze potential future growth opportunities. Our site location criteria include many factors. Among these are access to corn and the necessary water and energy supplies utilized in the production process, rail infrastructure, and the location of ethanol and distillers grains markets for our products.

We utilize in-house expertise as well as industry-leading consultation services to analyze the feasibility of obtaining corn as feedstock for each potential site and weigh that knowledge with a similar analysis of logistical advantages and disadvantages in moving ethanol to both existing and projected new markets.

RAW MATERIALS

Corn and natural gas are the two major components of the production process. In order to produce approximately 750 mmgy of ethanol annually, our plants will require approximately 265.0 million bushels of corn and approximately 17.3 Million British Thermal Units (MMBTU) of natural gas.

We generally do not have long-term, fixed price contracts for the purchase of corn and natural gas. However, in an attempt to offset some of the effects of volatility of ethanol prices and costs of commodities, we may enter into cash fixed-price contracts or derivatives to lock in a price on a portion of our ethanol production or purchase a portion of our corn or natural gas requirements.

Corn is our principal raw material and recently, corn prices have been at historically high levels. Typically, we purchase our corn directly from farmers located near our plants and from cooperatives and local dealers. We generally purchase corn through cash fixed-price contracts and utilize hedging positions in the corn futures market for a portion of our corn requirements to manage the risk of excessive corn price fluctuations. Our fixed-price forward contracts specify the amount of corn, the price and the time period over which the corn is to be delivered. These forward contracts are at fixed prices or prices based on the Chicago Board of Trade (CBOT) prices. Our corn requirements can be forward contracted on either a fixed-price basis or futures only contracts. The parameters of these contracts are based on the local supply and demand situation and the seasonality of the price. We also purchase a portion of our corn on a spot basis. For those spot purchases, daily corn bids are posted on our corporate website: www.usbioenergy.net.

Our ethanol production plants also require a significant quantity of natural gas, which has historically been subject to volatile market conditions. Natural gas prices and availability are affected by weather conditions and overall global economic conditions. We purchase natural gas from local utilities and national suppliers. We also hedge a portion of our exposure to natural gas price risk from time to time by using fixed-price or futures contracts.

Provista

We currently market our ethanol as well as ethanol and biodiesel produced by third-parties through Provista, a joint venture with CHS Inc. On March 31, 2006, CHS acquired 50% ownership in our existing ethanol marketing business, Provista. Pursuant to this agreement, US BioEnergy and CHS each own 50% of the membership interest in Provista, entitling each to 50% of the financial rights and 50% of the voting rights with respect to Provista. Provista is managed by CHS pursuant to a management agreement.

In connection with the formation of the joint venture, we entered into an ethanol marketing agreement with Provista. The marketing agreement has a current term through August 31, 2008, and will automatically renew for one-year additional terms, unless either party provides the other with ninety days written notice of non-renewal. Pursuant to the master agreement, certain of our subsidiaries have entered into separate ethanol sales and marketing agreements that are substantially identical in all material respects to the master agreement.

Provista also markets ethanol for four third-party ethanol producers. Provista leases approximately 1,300 rail cars, which it uses to distribute ethanol by rail.

Provista’s customers are refining and marketing companies located across the U.S. As of December 31, 2007, the three largest customers of Provista, according to sales, were BP Products North America, Inc., Shell Trading US Co. and Chevron Texaco Products Company.

Former Marketing and Services Business

On December 5, 2007, we completed the sale of UBE Services, LLC, and United Bio Energy Ingredients, LLC, (collectively “UBE”), to AgMotion, Inc. Pursuant to the terms of the purchase agreement, AgMotion made an initial cash payment of approximately $6.4 million, which included $0.5 million that was placed into escrow. In addition, we will receive 50% of any net collections with respect to a group of UBE’s receivables, which equaled approximately $0.7 million, and AgMotion will make payments to us equal to 35% of UBE’s net income after-tax for the periods from December 5, 2007 until September 30, 2008, and for AgMotion’s fiscal year ended September 30, 2009.

UBE provided services to third-party ethanol plants. Those services included grain procurement services, marketing services for distillers grains and other ethanol co-products, risk management services for commodities related to the ethanol business and ethanol plant management services.

COMPETITION

We generally have no long-term, fixed price contracts to sell our ethanol production. Thus, we rely on open-market sales of ethanol for our revenues.

We sell our ethanol in a highly competitive market. According to the Renewable Fuel Association (RFA), as of January 2008, 139 U.S. facilities have the capacity to produce approximately 8 billion gallons of ethanol annually with an additional 5.5 billion gallons of capacity under construction. Currently, the U.S. and Brazil are the world’s largest producers of ethanol. The ethanol industry in the U.S. consists of many smaller facilities that are primarily corn-based, while the Brazilian ethanol industry depends primarily on sugar cane for its ethanol production.

Also, according to the RFA, as of January 2008, approximately 43% of the ethanol production capacity in the U.S. was accounted for by the top ten producers. We compete with POET, LLC and Archer Daniels Midland Company, which, based on data published by the RFA, controlled approximately 15% and 14%, respectively, of the total U.S. production capacity as of December 2007, as well as other large producers such as VeraSun Energy Corporation, Hawkeye Renewables, LLC, Aventine Renewable Energy Inc. and Cargill, Inc., which, based on data published by the RFA, controlled approximately 7%, 3%, 3% and 2% of the total U.S. production capacity as of December 2007, respectively. Based on the aggregate annual production capacity of our four ethanol plants in operation, we accounted for approximately 4% of total U.S. production capacity as of January 2008. The industry is otherwise highly fragmented, with many small, independent companies and farmer-owned cooperatives constituting the rest of the market.

We believe that our ability to compete successfully in the ethanol production industry depends on many factors, including price, reliability of our production processes and delivery schedule and volume of ethanol produced and sold.

With respect to distillers grains, we compete with other ethanol producers as well as a number of large and smaller suppliers of competing animal feed. We believe the principal competitive factors are price, proximity to purchasers and product consistency.

CUSTOMERS

Sales to Provista, our joint venture with CHS Inc., for the year ended December 31, 2007, were $502.2 million and represented 87.3% of our product sales and 85.3% of our total revenues for the year. Sales to Provista during 2006 from the period beginning September 1, 2006 and ending December 31, 2006, were $61.9 million, representing approximately 58.6% of our product sales and 49.7% of our total revenues for the year. For the period beginning January 1, 2006 and ending August 31, 2006, we recorded the activities of Provista on a consolidated basis. During this time period our customers were the customers of Provista; principally refining and marketing companies who blend ethanol with gasoline. On August 31, 2006, we discontinued consolidating Provista, because we were no longer the primary beneficiary, and began accounting for our investment in Provista under the equity method of accounting. At that time our customer became Provista. Since August 31, 2006, 100% of our ethanol sales have been to Provista, which, in turn, resells the ethanol to the refining and marketing companies. We have entered into a master ethanol sales and marketing agreement with Provista pursuant to which we have agreed to sell to Provista all of the ethanol produced at our existing and future plants, except our Marion plant, which has entered into an ethanol sales agreement with Archer Daniels Midland Company. We sell our ethanol to Provista at the price that they sell ethanol to their customers at, less commissions and transportation costs.

SEASONALITY

As we increase our ethanol production capacity, we expect that our operating results will be increasingly influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. In addition, our rapid growth may conceal the impact of other seasonal influences. In recent years, the spot price of corn has had a tendency to rise during the spring planting season in May and June and decrease during the fall harvest in October and November. The price for natural gas, however, has had the tendency to move opposite that of corn and tended to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices tend to be correlated with the price of unleaded gasoline, which tends to rise during the summer. As a result of seasonal fluctuations and the growth in our business, we believe comparisons of operating measures between consecutive quarters may be not as meaningful as comparisons between longer reporting periods.

ENVIRONMENTAL

We are subject to various federal, state and local environmental laws and regulations, including those relating to discharges into the air, water and ground; the generation, storage, handling, use, transportation and disposal of hazardous materials; and the health and safety of our employees. These laws and regulations require us to obtain and comply with numerous environmental permits to construct and operate our ethanol plants. They can also require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws, regulations or permit conditions can result in substantial fines, natural resource damage, criminal sanctions, permit revocations and/or plant shutdowns which could have a material adverse effect on our operations.

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional significant expenditures or modify our operations. Continued government and public emphasis on environmental issues could result in increased future investments for environmental controls at our plants. Present and future environmental laws and regulations (and related interpretations) applicable to our operations, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial capital and other expenditures. For example, our air emissions are subject to the federal Clean Air Act, the federal Clean Air Act Amendments of 1990 and similar state and local laws and associated regulations. The U.S. Environmental Protection Agency (EPA) has promulgated National Emissions Standards for Hazardous Air Pollutants (NESHAP) under the federal Clean Air Act that could apply to plants that we own or operate if the emissions of hazardous air pollutants exceed certain thresholds. New or expanded plants would be required to comply with both standards upon startup if they exceed the hazardous air pollutant threshold. In addition to costs for achieving and maintaining compliance with these laws, more stringent standards may also limit our operating flexibility. Likewise, federal and state environmental authorities have recently been investigating alleged excess volatile organic compounds and other air emissions from certain U.S. ethanol plants.

In addition, to construct and operate our ethanol plants, we will need to obtain and comply with a number of permit requirements. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to make additional investments and obtain additional debt or equity capital that may not be available on acceptable terms or at all. For example, the construction costs for our Janesville, Dyersville and Hankinson projects are higher than originally anticipated due to water discharge requirements. Permit conditions could also restrict or limit the extent of our operations.

From time to time, we are involved in various noncompliance matters which arise in the normal course of business. In February 2007, we received a notice of noncompliance from the Department of Environmental Quality Water Bureau of the State of Michigan. The notice stated that the Michigan Department of Environmental Quality (DEQ) Water Bureau (WB) has sufficient information to believe that our Woodbury plant has failed to comply with the terms and conditions of Part 31, and the Rules promulgated thereunder, of the Natural Resources and Environmental Protection Act (NREPA) and the National Pollutant Discharge Elimination System (NPDES) Permit. We rectified the issues immediately after discovery and are currently in discussion with state officials concerning our noncompliance. We do not believe that any of these matters are likely to have a material effect on our consolidated financial statements.

EMPLOYEES

As of December 31, 2007, we had 314 full-time employees and 2 part-time employees. We expect to add approximately 85 employees in 2008, as our plants under construction commence operations. None of our employees are covered by a collective bargaining agreement.

CORPORATE INFORMATION

Our principal executive offices are located at 5500 Cenex Drive, Inver Grove Heights, Minnesota 55077, and our telephone number is (651) 554-5000. We maintain an internet website at www.usbioenergy.net. We make available free of charge on or through our internet website, www.usbioenergy.net, all of our reports on Form 10-K, 10-Q and 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). We will provide electronic or paper copies of these documents free of charge upon request.

Item 1A.	Risk Factors

Our business is subject to a number of risks and uncertainties. If any of these events contemplated by the following risks actually occur, then our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition and results of operations.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Our results of operations, financial position and business are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, so our results could fluctuate significantly.

We generally do not have long-term, fixed price contracts for the purchase of corn and natural gas, our principal inputs, or for the sale of ethanol, our principal product. Therefore, our results of operations, financial position and business outlook are substantially dependent on commodity prices, especially prices for corn, natural gas, ethanol and unleaded gasoline. Prices for these commodities are generally subject to significant volatility and uncertainty. As a result, our future results may fluctuate substantially, and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses and have a negative impact on our liquidity. We may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply ethanol or to purchase corn, natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, but these activities involve substantial costs and substantial risks and may be ineffective in mitigating these fluctuations.

The spread between ethanol and corn prices can vary significantly and while during 2006 was at historically high levels, it narrowed significantly during 2007.

Our gross margins depend principally on the spread between ethanol and corn prices. During the five-year period from 2003 to 2007, ethanol prices (based on price data from the Chicago Board of Trade, or CBOT, daily futures data) have ranged from a low of $1.08 per gallon to a high of $3.95 per gallon, averaging $1.83 per gallon during this period. During most of fiscal 2006, the spread between ethanol and corn prices was at historically high levels, driven in large part by high oil prices and historically low corn prices. For the majority of 2007, the price of ethanol declined and the cost of corn rose sharply, however, ethanol prices did increase during the fourth quarter. On December 31, 2007, the Chicago spot price per gallon of ethanol was $2.36, whereas on December 29, 2006, the Chicago spot price per gallon of ethanol was $2.45. Over the same period, corn prices (based on CBOT daily futures data) rose to $4.55 per bushel on December 31, 2007, from $3.90 per bushel on December 29, 2006. The spread between the price of a gallon of ethanol and the cost of the corn required to produce a gallon of ethanol will likely continue to fluctuate. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, could have a material adverse effect on our business, results of operations and financial condition.

Our business is highly sensitive to corn prices, and we generally cannot pass on increases in corn prices to our customers.

Corn is the principal raw material we use to produce ethanol and distillers grains. Because ethanol competes with fuels that are not corn-based, we generally are unable to pass along increased corn costs to our customers, and accordingly, rising corn prices tend to produce lower profit margins. At certain levels, corn prices would make ethanol uneconomical to use in fuel markets. The price of corn is influenced by weather conditions (including droughts) and other factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors, including government policies and subsidies with respect to agriculture and international trade, and global and local supply and demand. Any decline in the corn harvest, caused by farmer planting decisions or otherwise, could cause corn prices to increase and negatively impact our gross margins. The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. For example, over the ten-year period from 1998 through 2007, corn prices (based on CBOT daily futures data) have ranged from a low of $1.75 per bushel in 2000 to a high of $4.55 per bushel in 2007, with prices averaging $2.42 per bushel during this period. During 2007, corn prices were at substantially higher levels than both the ten-year average and average corn prices during 2006, ranging from a low of $3.10 per bushel to a high of $4.55 per bushel, with prices averaging $3.75 per bushel. On January 31, 2008, the CBOT price per bushel of corn for March 2008 delivery was $5.01. If these higher corn prices continue, they may have a material adverse effect on our business, results of operations and financial position.

In addition, increasing domestic ethanol capacity could boost demand for corn and result in increased corn prices. In 2006, corn bought by ethanol plants represented approximately 18% of the total corn supply for that year according to results reported by the National Corn Growers Association, and this percentage is expected to increase as additional ethanol capacity comes online, rising to more than 30% of the total corn supply by 2009/2010 according to the United States Department of Agriculture (USDA). At a more local level, the price we pay for corn at any of our plants could also increase if another ethanol plant were built in the same general vicinity or if we expand our plant.

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

We rely upon outside parties for our supply of natural gas which is consumed as fuel in the manufacture of ethanol and drying of distillers grains. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the five-year period from 2003 through 2007, based on New York Mercantile Exchange, Inc., or NYMEX, daily futures data, have ranged from a low of $4.20 per MMBTU in 2006 to a high of $15.38 per MMBTU in 2005, averaging $6.96 per MMBTU during this period. On December 31, 2007, the NYMEX price of natural gas was $7.48 per MMBTU, and on December 29, 2006, the NYMEX price of natural gas was $6.30 per MMBTU. These market conditions often are affected by factors beyond our control such as weather conditions (including hurricanes), overall economic conditions and foreign and domestic governmental regulation and relations. Significant disruptions in the supply of natural gas could impair our ability to manufacture ethanol for our customers. Furthermore, increases in natural gas prices could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in the selling price and production cost of gasoline may reduce our profit margins.

Ethanol is marketed both as a fuel additive to reduce vehicle emissions from gasoline and as an octane enhancer to improve the octane rating of gasoline with which it is blended. As a result, ethanol prices are influenced by the supply and demand for gasoline and our business, future results of operations and financial condition may be materially adversely affected if gasoline demand or prices decrease.

Until recently, the price of a gallon of gasoline has been lower than the cost to produce a gallon of ethanol. In addition, some of our ethanol sales contracts provide for pricing on an indexed basis, so that the price we receive for products sold under these arrangements is adjusted as ethanol prices change.

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

Our operating results are influenced by seasonal fluctuations in the price of our primary operating inputs, corn and natural gas, and the price of our primary product, ethanol. In recent years, the spot price of corn tended to rise during the spring planting season in May and June and tended to decrease during the fall harvest in October and November. The price of natural gas however, tends to move opposite to that of corn and tends to be lower in the spring and summer and higher in the fall and winter. In addition, ethanol prices are substantially correlated with the price of unleaded gasoline. The price of unleaded gasoline tends to rise during the summer. Given our limited history and the growth of the industry, it is unclear how these seasonal fluctuations will affect our results over time.

As more ethanol plants are built, ethanol production will increase and, if demand does not increase, the price of ethanol and distillers grains may decrease.

According to the Renewable Fuels Association (RFA), domestic ethanol production capacity has increased steadily from 1.7 billion gallons per year in January of 1999 to 8 billion gallons per year in January 2008. In addition, there is a significant amount of production capacity being added to the ethanol industry. According to the RFA, as of January 2008, approximately 5.5 billion gallons per year of production capacity, an increase of 69% over current production levels, is currently under construction. This capacity is being added to address anticipated increases in demand. However, demand for ethanol may not increase as quickly as expected or to a level that exceeds supply, or at all. Recently, several ethanol companies have announced the postponement of ethanol plants under construction due, in part, to concerns about excess production capacity in the ethanol industry. If the ethanol industry has excess production capacity, it could have a material adverse effect on our business, results of operations and financial condition.

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

Growth in the sale and distribution of ethanol is dependent on the changes to and expansion of related infrastructure which may not occur on a timely basis, or at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside of our control for our operations, and the ethanol industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	additional rail capacity;

•	additional storage facilities for ethanol;

•	increases in truck fleets capable of transporting ethanol within localized markets;

•	expansion of refining and blending facilities to handle ethanol;

•	growth in service stations equipped to handle ethanol fuels; and

•	growth in the fleet of flexible fuel vehicles capable of using E85 fuel.

The rapid expansion of the ethanol industry currently underway compounds the issues presented by the need to develop and expand ethanol related infrastructure, as the lack of infrastructure prevents the use of ethanol in certain areas where there might otherwise be demand and results in excess ethanol supply in areas with more established ethanol infrastructure, depressing ethanol prices in those areas. Substantial investments required for these infrastructure changes and expansions may not be made or may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our business, results of operations or financial condition. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business, results of operations and financial condition.

The U.S. ethanol industry is highly dependent upon federal and state legislation and regulation and any changes in legislation or regulation could materially and adversely affect our results of operations and financial position.

The elimination or significant reduction in the blenders’ credit could have a material adverse effect on our results of operations and financial position. The cost of production of ethanol is made significantly more competitive with regular gasoline by federal tax incentives. The federal excise tax incentive program currently allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax rate reduction for each blended gallon they sell. If the fuel is blended with 10% ethanol, the refiner/marketer pays $0.051 per gallon less tax, which equates to an incentive of $0.51 per gallon of ethanol. The $0.51 per gallon incentive for ethanol is scheduled to be reduced to $0.46 per gallon in 2009 and to expire in 2010. The blenders’ credits could be eliminated or reduced at any time through an act of Congress and may not be renewed in 2010 or may be renewed on different terms. In addition, the blenders’ credits, as well as other federal and state programs benefiting ethanol (such as tariffs), generally are subject to U.S. government obligations under international trade agreements, including those under the World Trade Organization Agreement on Subsidies and Countervailing Measures, and might be the subject of challenges thereunder, in whole or in part.

Ethanol can be imported into the U.S. duty-free from some countries, which may undermine the ethanol industry in the U.S. Imported ethanol is generally subject to a $0.54 per gallon tariff that was designed to offset the $0.51 per gallon ethanol incentive that is available under the federal excise tax incentive program for refineries that blend ethanol in their fuel. A special exemption from the tariff exists for ethanol imported from 24 countries in Central America and the Caribbean Islands, which is limited to a total of 7% of U.S. production per year. Imports from the exempted countries may increase as a result of new plants under development. Since production costs for ethanol in these countries are estimated to be significantly less than what they are in the U.S., the duty-free import of ethanol through the countries exempted from the tariff may negatively affect the demand for domestic ethanol and the price at which we sell ethanol. Although the $0.54 per gallon tariff has been extended through December 31, 2008, bills were previously introduced in both the U.S. House of Representatives and U.S. Senate to repeal the tariff. We do not know the extent to which the volume of imports would increase or the effect on U.S. prices for ethanol if the tariff is not renewed beyond its current expiration. Any changes in the tariff or exemption from the tariff could have a material adverse effect on our results of operations and financial position. In addition, the North America Free Trade Agreement, or NAFTA, which entered into force on January 1, 1994, allows Canada and Mexico to export ethanol to the United States duty-free or at a reduced rate. Canada is exempt from duty under the current NAFTA guidelines, while Mexico’s duty rate is $0.10 per gallon.

The effect of the renewable fuel standard (“RFS”) program in the Energy Independence and Security Act signed into law on December 19, 2007 (the “2007 Act”) is uncertain. The mandated minimum level of use of renewable fuels in the RFS under the 2007 Act increased to 9 billion gallons per year in 2008 (from 5.4 billion gallons under the RFS enacted in 2005), further increasing to 36 billion gallons per year in 2022. The 2007 Act also requires the increased use of “advanced” biofuels, which are alternative biofuels produced without using corn starch such as cellulosic ethanol and biomass-based diesel, with 21 billion gallons of the mandated 36 billion gallons of renewable fuel required to come from advanced biofuels by 2022. Required RFS volumes for both general and advanced renewable fuels in years to follow 2022 will be determined by a governmental administrator, in coordination with the U.S. Department of Energy and U.S. Department of Agriculture. Increased competition from other types of biofuels could have a material adverse effect on our results of operations and financial position.

The RFS program and the 2007 Act also include provisions allowing “credits” to be granted to fuel producers who blend in their fuel more than the required percentage of renewable fuels in a given year. These credits may be used in subsequent years to satisfy RFS production percentage and volume standards and may be traded to other parties. The accumulation of excess credits could further reduce the impact of the RFS mandate schedule and result in a lower ethanol price or could result in greater fluctuations in demand for ethanol from year to year, both of which could have a material adverse effect on our results of operations and financial condition.

Waivers of the RFS minimum levels of renewable fuels included in gasoline could have a material adverse effect on our results of operations. Under the RFS as passed as part of the Energy Policy Act of 2005, the U.S. Environmental Protection Agency (EPA), in consultation with the Secretary of Agriculture and the Secretary of Energy, may waive the renewable fuels mandate with respect to one or more states if the Administrator of the EPA, determines upon the petition of one or more states that implementing the requirements would severely harm the economy or the environment of a state, a region or the U.S., or that there is inadequate supply to meet the requirement. In addition, the Energy Independence and Security Act of 2007 allows any other person subject to the requirements of the RFS or the EPA Administrator to file a petition for such a waiver. Any waiver of the RFS with respect to one or more states could adversely offset demand for ethanol and could have a material adverse effect on our results of operations and financial condition.

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

Competition in the ethanol industry is intense. We face formidable competition in every aspect of our business from established producers and marketers of ethanol, including Archer Daniels Midland Company and Cargill, Inc., and from other companies that are seeking to develop large-scale ethanol plants and alliances. According to the RFA, as of January 2008, the top ten producers accounted for approximately 43% of the ethanol production capacity in the U.S. and we accounted for approximately 4% of the ethanol production capacity in the U.S. Some of our competitors are divisions of substantially larger enterprises and have substantially greater financial resources than we do. Smaller competitors also pose a threat. Farmer-owned cooperatives and independent firms consisting of groups of individual farmers and investors have been able to compete successfully in the ethanol industry. These smaller competitors operate smaller plants which may not affect the local price of corn grown in proximity to the plant as much as larger plants like ours affect these prices. In addition, many of these smaller competitors are farmer-owned and often require their farmer-owners to commit to selling them a certain amount of corn as a requirement of ownership. A significant portion of production capacity in our industry consists of smaller-sized plants.

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

We also face increasing competition from international suppliers. Although there is a tariff on foreign-produced ethanol (which is scheduled to expire in 2009) that is roughly equivalent to the federal ethanol tax incentive, ethanol imports from certain countries equivalent to up to 7.0% of total domestic production were exempted from this tariff under the Caribbean Basin Initiative to spur economic development in Central America and the Caribbean. Currently, international suppliers produce ethanol primarily from sugar cane, which is a significantly more efficient raw material from which to produce ethanol than corn, and have cost structures that are substantially lower than ours.

Any increase in domestic or foreign competition could cause us to reduce our prices and take other steps to attempt to compete more effectively, which could materially adversely affect our business, results of operations and financial condition.

We have a limited operating history and our business may not be as successful as envisioned.

We were incorporated in October 2004 and did not engage in any revenue producing activities until we acquired United Bio Energy, LLC, on May 1, 2005. On April 30, 2006, we acquired our first operating ethanol plant and in May 2006, began recording revenues from our ethanol production activity. Accordingly, we have a limited operating history from which one can evaluate our business and prospects. Our prospects must be considered in light of the risks and uncertainties encountered by an early-stage company and in rapidly evolving conditions, such as the ethanol market, where supply and demand may change significantly in a short period of time.

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

Acquisitions involve numerous risks, any of which could harm our business, including, but not limited to:

•

difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and workforce of the target and realizing the anticipated synergies of the combined businesses;

•	difficulties in building an ethanol plant on a purchased site, including obtaining zoning and other required permits;

•	risks relating to environmental hazards on purchased sites;

•	risks relating to acquiring or developing the infrastructure needed for facilities or acquired sites, including access to rail networks;

•	difficulties in supporting and transitioning customers, if any, of the target company or assets;

•	diversion of financial and management resources from existing operations;

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

Future acquisitions may involve the issuance of our equity securities as payment or in connection with financing the business or assets acquired, and as a result, could dilute the ownership interests of current shareholders. In addition, we may need to incur additional debt and related interest expense in order to consummate these transactions, as well as to assume unforeseen liabilities, all of which could have a material adverse effect on our business, results of operations and financial condition. The failure to successfully evaluate and execute acquisitions or joint ventures or otherwise adequately address the risks associated with acquisitions or joint ventures could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to implement our expansion strategy as planned or at all.

We have five operational ethanol plants and three ethanol plants under construction, which are in various stages of construction, with commencement of operations scheduled in 2008. We also continue to evaluate potential future opportunities for growth and development.

Development, construction and expansion of ethanol plants are subject to a number of risks, any of which could prevent us from commencing operations at a particular plant as expected or at all, including cost overruns, zoning and permitting matters, adverse weather, defects in materials and workmanship, labor and material shortages, transportation constraints, construction change orders, site changes, workforce issues, the availability of sufficient quantities of water of suitable quality and other unforeseen difficulties. For example, a lawsuit is currently pending against our joint venture partner in the Grinnell project, and certain other defendants, including the county zoning board, challenging a decision to rezone the land intended for the Grinnell plant to permit construction of an ethanol plant. A majority of the contested issues were favorably decided for our joint venture partner on summary judgment, with our joint venture partner prevailing on the remaining issues at trial in September 2007. However, the plaintiff requested a reconsideration of the decision, and because the plaintiff was unsuccessful, we believe that an appeal is likely. Construction in the upper Midwest, where many of our plants are located, can also be particularly difficult in the winter because of delays related to adverse weather. In addition, during the expansion of an existing plant, we may be forced to suspend or curtail our operations at such plant, which would decrease our ethanol production and reduce its revenues.

As of December 31, 2007, total costs to complete our plants under construction are expected to be approximately $174.3 million. At this time Grinnell has not entered into a credit facility to construct its ethanol plant, and we have put on hold any further funding of the Grinnell plant until the pending lawsuits are satisfactorily resolved and a credit facility is obtained. To the extent that our cash on hand and cash generated from operations are not sufficient, additional financing will be required to fully fund future construction projects. We may not have access to required financing on acceptable terms or at all.

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

In addition, to construct and operate our ethanol plants, we will need to obtain and comply with a number of permit requirements. As a condition to granting necessary permits, regulators could make demands that increase our costs of construction and operations, in which case we could be forced to obtain additional debt or equity capital. For example, the construction costs for our Dyersville, Iowa, Hankinson, North Dakota and Janesville, Minnesota projects are more than originally anticipated due water discharge requirements. We incurred additional construction costs of approximately $10.0 million to meet these requirements. Permit conditions could also restrict or limit the extent of our operations. We cannot assure you that we will be able to obtain and comply with all necessary permits to construct or operate our ethanol plants. Failure to obtain and comply with all applicable permits and licenses could halt our construction and could subject us to future claims.

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

We may be liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where we arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under CERCLA or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties, including our employees and property owners or residents near our plants, alleging property damage and personal injury due to exposure to hazardous or other materials at or from those plants. Additionally, employees, property owners or residents near our ethanol plants could object to the air emissions or water discharges from our ethanol plants. Ethanol production has been known to produce an odor that some people find unpleasant. Environmental and public nuisance claims or toxic tort claims could be brought against us as a result of this odor or other releases to the air or water. Some of these matters may require us to expend significant resources for investigation, cleanup, installation of control technologies or other compliance-related items, or other costs.

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

The hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, and abnormal pressures and blowouts) may also result in personal injury claims by third-parties or damage to property owned by us or by other parties. As protection against operating hazards, we intend to maintain insurance coverage against some, but not all, potential losses. However, we could sustain losses for uninsurable or uninsured events, or in amounts in excess of existing insurance coverage. Events that result in significant personal injury to third-parties or damage to property owned by us or third-parties or other losses that are not fully covered by insurance could have a material adverse effect on our business, results of operations and financial condition.

We do not own or control some of the assets we depend on to operate our business.

We are generally contractually obligated to sell 100% of the ethanol we currently produce to Provista, an entity in which we only own a 50% equity interest. However, our Marion plant is contractually obligated to sell 100% of its ethanol to Archer Daniels Midland Corporation (ADM). The other 50% of Provista is owned by CHS Inc. Provista is governed by an amended and restated operating agreement, which provides for the designation of a manager to manage its business and affairs. Pursuant to the amended and restated operating agreement and the related management agreement, we, along with CHS, designated CHS as the manager of Provista. The management agreement provides CHS with broad authority to manage the business of Provista, subject to certain actions that CHS may not take without our approval. Because we do not manage Provista, our ability to control the marketing of our ethanol is limited, and we may be prevented from taking actions with respect to the marketing of our ethanol that we believe to be in our own best interests.

In addition, Provista leases approximately 1,300 railcars and employs the personnel upon whom we rely to sell our ethanol. Our marketing agreement with Provista has a current term through August 31, 2008, and thereafter will automatically renew for one-year additional terms, unless either party provides the other with ninety days written notice of non-renewal. Moreover, pursuant to the amended and restated operating agreement, beginning on April 1, 2009, either member of Provista may initiate a buy-sell mechanism. Under this mechanism, after receiving notice of the initiation of the buy-sell mechanism, the non-initiating member must elect to either sell all of its interests in Provista to the initiating member or purchase all of the initiating member’s interest in Provista, in each case, at a purchase price not less than a specified multiple of Provista’s EBITDA. If our marketing agreement with Provista is terminated, or if we lose all of our interests in Provista pursuant to the buy-sell mechanism, we may be unable to obtain replacement third-party marketing services on similar terms or at all or to acquire the railcars and develop the necessary internal resources to market our ethanol directly. As a result, any such termination or loss of all of our interests in Provista could have a material adverse effect on our business, results of operations and financial condition.

In addition, in connection with the development of future ethanol plants, we may enter into joint venture arrangements with third-party entities to own and operate such plants. For example, we formed a joint venture with Big River Resources, LLC to construct an ethanol plant near Grinnell, Iowa. Under the terms of this arrangement, each of us and Big River Resources, LLC owns 50% of the entity that will own the plant. If we own less than 100% of the entities that operate certain of its ethanol plants, we may be limited in our ability to operate the plant in a manner that maximizes benefits for us.

Disruptions to infrastructure, or in the supply of fuel, natural gas, water or corn, could materially and adversely affect our business.

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

Our business also depends on the continuing availability of raw materials, including corn, fuel and natural gas. The production of ethanol, from the planting of corn to the distribution of ethanol to refiners, is highly energy- intensive. Significant amounts of fuel and natural gas are required for the growing, fertilizing and harvesting of corn, as well as for the fermentation, distillation and transportation of ethanol and the drying of distillers grains. A serious disruption in supplies of fuel or natural gas, including as a result of delivery curtailments to industrial customers due to extremely cold weather, or significant increases in the prices of fuel or natural gas, could significantly reduce the availability of raw materials at our plants, increase our production costs and could have a material adverse effect on our business, results of operations and financial condition.

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

We acquired our first operating ethanol plant, Platte Valley, on April 30, 2006, and effective May 1, 2006, we began recognizing revenue from the production of ethanol. As a result, our results of operations for periods subsequent to our acquisition of Platte Valley are not comparable to our results of operations for prior periods. Moreover, in September 2006, our Woodbury plant began operations. In November 2006, we completed the expansion of our Platte Valley plant, and in December 2006 we began production at our Albert City plant. In May 2007, we began production at our Ord plant and in February 2008, we commenced operations at our Marion, South Dakota plant. In addition, we currently have three ethanol plants under construction. To the extent we acquire or develop additional production capacity, the comparability of our results of operations will be further limited.

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

Ethanol production methods are also constantly advancing. The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass such as agricultural waste, forest residue and municipal solid waste. This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas that are unable to grow corn. Another trend in ethanol production research is to produce ethanol through a chemical or thermal process, rather than a fermentation process, thereby significantly increasing the ethanol yield per pound of feedstock. Although current technology does not allow these production methods to be competitive, new technologies may develop that would allow these methods to become viable means of ethanol production in the future. If we are unable to adopt or incorporate these advances into our operations, our cost of producing ethanol could be significantly higher than those of our competitors, which could make our ethanol plants obsolete. Modifying our plants to use the new inputs and technologies will likely require significant investments.

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

As of December 31, 2007, our total outstanding debt was $430.3 million. As of December 31, 2007, we had total available borrowing capacity of $232.8 million under our credit facilities. We plan to incur significant additional debt to complete our four ethanol plants that were under construction. We also may incur additional debt to fund operations at our plants or in connection with other development projects or acquisitions.

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

Changes in the design or operation of our internal controls could result in material misstatements in our financial statements in future periods.

In 2006 and 2005, management and the auditors identified material weaknesses in the design and operation of our internal controls. We believe that we have remediated these weaknesses, but cannot provide assurance that we will have no future deficiencies or weaknesses in our internal controls over financial reporting. If additional significant deficiencies or material weaknesses in our internal controls are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our “internal control over financial reporting.”

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires annual management assessment of the effectiveness of a company’s internal controls over financial reporting and a report by its independent registered public accounting firm addressing these assessments. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. If we are unable to meet these demands in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to us could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, results of operations and financial condition.

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

Gordon Ommen, our chief executive officer, Ron Fagen and CHS Inc. beneficially own approximately 8.2%, 18.3% and 19.9% of our common stock, respectively, and our executive officers, directors and principal shareholders, i.e., shareholders holding more than 5% of our common stock, including Gordon Ommen, Ron Fagen and CHS Inc., together control approximately 46% of our common stock. As a result, these shareholders, acting individually or together, could significantly influence our management and affairs and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

RISKS RELATED TO OUR PROPOSED MERGER WITH VERASUN

Our failure to complete the merger with VeraSun could negatively impact our stock price and future business and financial results.

Completion of our merger with VeraSun is conditioned upon, among other things, the approval and adoption of the merger agreement and the approval of the merger by our shareholders and the approval of the issuance of VeraSun common stock in the merger by VeraSun shareholders. In addition, the merger agreement contains other customary closing conditions, which may not be satisfied or waived. The merger agreement also contains certain termination rights held by VeraSun and us. If for any reason we are unable to complete the merger, we would be subject to a number of risks, including the following:

•	we may be required, under certain circumstances, to pay VeraSun a termination fee of $42 million;

•	we would not realize the benefits of the proposed merger, including any synergies from combining the two companies;

•

we will incur and will remain liable for significant transaction costs, including legal, accounting, financial advisory, filing, printing and other costs relating to the merger, whether or not it is completed;

•	the diversion of our management team’s time and attention away from day-to-day operations could have an adverse effect on our financial condition and operating results;

•	we could lose otherwise attractive business opportunities due to restrictions under the merger agreement;

•

our business may be harmed to the extent that customers, suppliers and others believe that we cannot effectively compete in the marketplace without the merger, or otherwise remain uncertain about our company;

•

we would continue to be exposed to the general competitive pressures and risks discussed elsewhere in this Annual Report on Form 10-K, and such pressures and risks may be increased if the merger is not completed; and

•	the trading price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed.

The occurrence of any of these events, individually or in combination, could have a material adverse effect on our business, financial condition and results of operations or the trading price of our common stock.

In our merger with VeraSun, the exchange ratio is fixed and will not be adjusted in the event of any change in either VeraSun’s or US BioEnergy’s stock price. Accordingly, because the market price of VeraSun common stock may fluctuate, at the time of the US BioEnergy special meeting of shareholders, US BioEnergy shareholders cannot be sure of the market value of the consideration they will receive in the merger.

Upon completion of the merger, US BioEnergy shareholders will receive consideration equal to 0.810 shares of VeraSun common stock for each share of US BioEnergy common stock they own. The 0.810 to 1 exchange ratio was agreed upon in the merger agreement, and will not be adjusted due to any increases or decreases in the price of VeraSun or US BioEnergy common stock. In addition, neither party has a right to terminate the merger agreement based solely upon changes in the market price of VeraSun’s common stock or US BioEnergy’s common stock, and the merger agreement contains no other provisions that would limit the impact of increases or decreases in the market price of VeraSun’s or US BioEnergy’s common stock. As a result, any changes in the value of VeraSun’s common stock will have a corresponding effect on the value of the consideration that VeraSun pays to US BioEnergy shareholders in the merger.

The market price of VeraSun common stock at the time of completion of the merger may vary significantly from the price on the date of the merger agreement or from the price on the date that US BioEnergy shareholders submit proxies for our shareholders’ meeting or the date of such shareholders’ meeting. These variations may be caused by a variety of factors, including:

•	changes in the business, operations and prospects of VeraSun or US BioEnergy;

•	changes in market assessments of the business, operations and prospects of the combined company;

•	market assessments of the likelihood that the merger will be completed;

•	interest rates, general market and economic conditions and other factors generally affecting the price of VeraSun’s common stock and US BioEnergy’s common stock;

•	conditions in the biofuels industry generally;

•	changes in market prices for ethanol, distillers grains or raw materials, such as corn or natural gas;

•	VeraSun’s ability to raise additional capital; and

•	changes in federal, state and local legislation, governmental regulation and other legal developments affecting VeraSun or US BioEnergy.

VeraSun common stock has historically experienced volatility. The closing price of VeraSun common stock on the NYSE on November 28, 2007, the day prior to the announcement of the merger agreement, was $10.64 per share. From November 28, 2007 through February 28, 2008, the day before the joint proxy statement/prospectus related to the proposed merger, the trading price of VeraSun common stock ranged from a high of $17.75 per share to a low of $8.59 per share, and as of March 11, 2008, the closing price was $6.68. The market price of VeraSun common stock may continue to fluctuate prior to completion of the merger, which would result in corresponding fluctuations in the value of the consideration paid by VeraSun to US BioEnergy shareholders in the merger. For example:

•

if the price of VeraSun common stock declines before the completion of the merger, US BioEnergy shareholders will receive shares of VeraSun common stock that have a market value that may be less than the market value of such shares when the merger agreement was signed; or

•

if the price of VeraSun common stock increases before the completion of the merger, US BioEnergy shareholders will receive shares of VeraSun common stock that have a market value that may be greater than the market value of such shares when the merger agreement was signed.

In addition, because the date that the merger is completed may be later than the date of the US BioEnergy special meeting of shareholders, at the time of the US BioEnergy special meeting US BioEnergy shareholders may not be sure of the market value of the VeraSun common stock they will receive upon completion of the merger or the market value of VeraSun common stock at any time after the completion of the merger.

The market price of VeraSun’s common stock may be affected after the merger by factors different from those affecting the shares of VeraSun and US BioEnergy currently, and may decline as a result of the merger.

Upon completion of the merger, holders of US BioEnergy common stock will become holders of VeraSun common stock. An investment in VeraSun common stock has different risks than an investment in US BioEnergy common stock. Former holders of US BioEnergy common stock may be subject to additional risks upon exchange of their shares of US BioEnergy common stock for VeraSun common stock in the merger.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of VeraSun’s common stock following the merger.

In accordance with U.S. GAAP, the combined company will account for the merger using the purchase method of accounting, which will result in charges to VeraSun’s earnings that could adversely affect the market value of the common stock of VeraSun following completion of the merger. Under the purchase method of accounting, the combined company will allocate the total purchase price to US BioEnergy’s net tangible assets, amortizable intangible assets and intangible assets with indefinite lives based on their fair values as of the date of completion of the merger, and record the excess of the purchase price over the fair values of the identified tangible and intangible assets as goodwill. The combined company will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger. In addition, to the extent the value of goodwill or intangible assets becomes impaired, the combined company may be required to incur material charges relating to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on the combined company’s results of operations and adversely affect the market value of VeraSun’s common stock.

Some of the directors and executive officers of US BioEnergy and VeraSun have interests in the merger that are different from, or in addition to, those of US BioEnergy’s and VeraSun’s other shareholders.

Certain directors of US BioEnergy and VeraSun have arrangements or other interests that provide them with interests in the merger that are different from, or in addition to, those of US BioEnergy’s or VeraSun’s other shareholders. For example, Donald Endres, the CEO of VeraSun, who is also a director of VeraSun, will, pursuant to the merger agreement, remain CEO of VeraSun and will also remain on the board of directors of VeraSun following the merger, and Gordon Ommen, the President and CEO of US BioEnergy, will become non-executive chairman of the board of directors of VeraSun following the merger. In addition, three other US BioEnergy directors and all of the other VeraSun directors may serve on VeraSun’s board following the merger. While other US BioEnergy directors will not become directors of the combined company after the merger, VeraSun will maintain liability insurance and US BioEnergy’s directors will be indemnified for services as directors of US BioEnergy before the merger. Certain officers of VeraSun and US BioEnergy also have change in control agreements and participate in equity incentive plans provided by VeraSun or US BioEnergy that will provide them with certain enhanced protections and acceleration of equity awards if the merger occurs. In addition, two directors of US BioEnergy are executive officers of entities that have commercial arrangements with US BioEnergy, and one of these entities also has commercial arrangements with VeraSun.

The merger agreement limits the ability of US BioEnergy to pursue alternatives to the merger, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction to the merger.

The merger agreement contains terms and conditions that make it more difficult for US BioEnergy to enter into an alternative transaction to the merger. These “no shop” provisions impose restrictions on US BioEnergy that, subject to certain exceptions, limit US BioEnergy’s ability to discuss, facilitate or commit to competing third party proposals to acquire all or a significant part of US BioEnergy.

Moreover, under specified circumstances, US BioEnergy could be required to pay VeraSun a termination fee of $42 million in connection with the termination of the merger agreement. Such a termination fee could deter a third party from proposing an alternative to the merger.

Although we expect that the merger will result in benefits to the combined company, the combined company may not realize those benefits because of integration and other challenges.

The failure of the combined company to meet the challenges involved in integrating our and VeraSun’s operations successfully or otherwise to realize any of the anticipated benefits of the merger could seriously harm the results of operations of the combined company. Realizing the benefits of the merger will depend in part on the integration of operations and personnel. The integration of companies is a complex and time-consuming process that, without proper planning and implementation, could significantly disrupt the combined company’s business. The challenges involved in integration include the following:

•	difficulties in integrating operations, existing contracts, accounting processes and employees and realizing the anticipated synergies of the combined businesses;

•	diversion of financial resources from existing operations;

•	minimizing the diversion of management attention from ongoing business concerns;

•	potential loss of key employees, customers and strategic alliances from either our current business or the business of VeraSun;

•	assumption of unanticipated problems or latent liabilities; and

•	general competitive factors in the marketplace.

The combined company may not successfully integrate our operations with VeraSun in a timely manner, or at all, and the combined company may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated. The anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration. In addition to the integration risks discussed above, the combined company’s ability to realize these benefits and synergies could be adversely impacted by practical constraints on its ability to combine operations.

In order to be successful, the combined company must retain and motivate key employees and failure to do so could seriously harm the combined company.

In order to be successful, the combined company must retain and motivate executives and other key employees. Our current employees or VeraSun employees may experience uncertainty about their future roles until or after our post-merger strategies are announced or executed. These circumstances may adversely affect the combined company’s ability to retain key personnel. The combined company also must continue to motivate employees and keep them focused on the combined company’s strategies and goals, which may be particularly difficult due to the potential distractions of the merger.

VeraSun and US BioEnergy shareholders have no dissenters’ rights of appraisal.

Under the public company exception in Section 47-1A-1302 of the South Dakota Business Corporation Act, shareholders of VeraSun and US BioEnergy are not entitled to appraisal rights in connection with the merger. Accordingly, neither company’s shareholders have the right to seek a judicial determination for the fair value of those shares.

Sales of a substantial number of shares of VeraSun’s common stock after completion of the merger could cause the price of VeraSun’s common stock to decline.

Under the terms of the shareholders agreements entered into concurrently with the merger agreement, for 180 days following the completion of the merger, Donald L. Endres, VeraSun’s Chief Executive Officer, in his capacity as a shareholder of VeraSun, and certain principal shareholders of US BioEnergy who will receive VeraSun common stock in the merger and who, together with Mr. Endres, in the aggregate will own a significant percentage of the common stock of VeraSun, will be limited in their ability to sell an amount of such shares equal to approximately 25.3% of the total number of shares of VeraSun common stock to be outstanding following the merger. However, upon the expiration of the 180 days, such shares will become eligible for sale. Sales of a substantial number of these shares in the public market, or the perception that these sales could occur, could cause the market price of VeraSun’s common stock to decline and could impair the ability of VeraSun shareholders to sell their shares of VeraSun common stock in the amounts and at such times and prices as they may desire. In addition, the sale of these shares could impair VeraSun’s ability to raise capital through the sale of additional equity securities.

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

Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk factors” and elsewhere in this Annual Report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this Annual Report on Form 10-K. As stated elsewhere in this document, such factors include, among others:

•	the volatility and uncertainty of commodity prices;

•	changes in ethanol supply and demand;

•	development of infrastructure related to the sale and distribution of ethanol;

•	changes in current legislation or regulations that affect ethanol supply and demand or governmental subsidies;

•	concerns about the efficiency of corn-based ethanol;

•	our ability to compete effectively in the industry;

•	our limited operating history and history of operating losses;

•	our ability to successfully locate and integrate future acquisitions;

•	our ability to implement our expansion strategy as planned or at all;

•	the results of our hedging transactions;

•	operational difficulties at our ethanol plants;

•	the adverse effect of environmental, health and safety laws, regulations and liabilities, including potentially significant changes in environmental regulations;

•	our less than 100% ownership of and control over certain assets used in our business;

•	disruptions to infrastructure or in the supply of raw materials;

•	the limited use of our historical financial information in evaluating our performance;

•	the division of our management’s time and energy among our different ethanol plants;

•	volatility in the market price of our stock;

•	competition for qualified personnel in the ethanol industry;

•	our ability to keep pace with technological advances;

•	our significant amount of debt and the restrictive covenants in our debt financing agreements;

•	our subjection to financial reporting and other requirements for which we may not be adequately prepared;

•	our status as a holding company;

•	our shareholders could exert significant influence over us;

•	our failure to complete the merger with VeraSun could negatively impact our stock price and future business and financial results;

•

the exchange ratio in our merger with VeraSun will not be adjusted in the event of any change in either VeraSun’s or US BioEnergy’s stock price and creates uncertainty about the market value of the consideration our shareholders will receive in the merger;

•

the market price of the combined company’s common stock after the merger with VeraSun may be affected by factors different from those affecting the shares of VeraSun and US BioEnergy currently, and may decline as a result of the merger;

•

charges to earnings resulting from the application of the purchase method of accounting in connection with the VeraSun merger may adversely affect the market value of the combined company’s common stock following the merger;

•	some of our directors and executive officers have interests in the merger with VeraSun that are different from, or in addition to, those of our other shareholders;

•

the merger agreement with VeraSun limits our ability to pursue alternatives to the merger, and in certain instances requires payment of a termination fee, which could deter a third party from proposing an alternative transaction to the merger;

•	the combined company resulting from the VeraSun merger may not realize the expected benefits of the merger with VeraSun because of integration and other challenges;

•	to be successful, the combined company resulting from the VeraSun merger must retain and motivate key employees and failure to do so could seriously harm the combined company;

•	our shareholders do not have dissenters’ rights of appraisal in the merger with VeraSun; and

•	sales of a substantial number of shares of VeraSun’s common stock after completion of the merger could cause the price of VeraSun’s common stock to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information regarding our ethanol plants and other material properties as of December 31, 2007, is set forth below:

Plant Name	Location	Owned or Leased
Plants in Operation:(1)
Albert City	Albert City, Iowa	O
Ord	Ord, Nebraska	O
Platte Valley	Central City, Nebraska	O
Woodbury	Lake Odessa, Michigan	O
Plants under Construction:(1)(2)
Marion(3)	Marion, South Dakota	O
Hankinson	Hankinson, North Dakota	O
Dyersville	Dyersville, Iowa	O
Janesville	Janesville, Minnesota	O
Other Properties:
Principal executive offices	Inver Grove Heights, Minnesota	L
Office space	Brookings, South Dakota	L
Office space	Wichita, Kansas	L

1)	All of our ethanol plants in operation or under construction are subject to encumbrance under the debt financing agreements used to finance the construction of the applicable plants. For a brief description of our debt financing agreements, see Item 7. “—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources. Additional information regarding the capacities of our ethanol plants is included in Item 1. “Business.”
2)	We also have a 50% interest in a development stage 100 mmgy ethanol plant that is located near Grinnell, Iowa, with the other 50% interest being held by Big River Resources, LLC. Site work at the Grinnell plant commenced on December 1, 2006; however, due to pending lawsuits relating to zoning issues at the plant, no date has been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell plant. A majority of the contested issues were favorably decided for Big River on summary judgment, with Big River prevailing on the remaining issues at trial in September 2007. However, the plaintiff requested a reconsideration of the decision, and because the plaintiff was unsuccessful, we believe that an appeal is likely. We have not provided significant additional funding for the Grinnell plant since our initial investment in February 2007.
3)	Our Marion plant commenced operations in February 2008.

Item 3.	Legal Proceedings

From time to time, we are involved in litigation and administrative proceedings which arise in the ordinary course of our business. On December 8, 2006, a former holder of Platte Valley, which we acquired in April 2006, asserted claims against US BioEnergy, Ron Fagen and an entity controlled by Mr. Fagen in the District Court of Douglas County, Nebraska, relating to the acquisition of Platte Valley alleging, among other things, fraud and breach of fiduciary duty. The plaintiff seeks unspecified damages. We believe the claims lack merit.

US BioEnergy and Gordon W. Ommen, James B. Morgan, Jennifer A. Johnson, Clifford F. Mesner, Mark A. Ruelle, James E. Dauwalter and Jay D. Debertin, each a current or former member of our board of directors, were named as defendants in a purported class action lawsuit brought by Paul D. Blumstein in the Circuit Court of the Sixth Judicial Circuit in Pierre, South Dakota. The original complaint was filed on December 19, 2007, and amended on January 25, 2008. The plaintiff alleged that the individual defendants breached their fiduciary duties in connection with the transaction contemplated by the merger agreement with VeraSun. The plaintiff sought certain equitable relief, including enjoining the merger, and an award for attorneys’ fees and other costs. On March 12, 2008, the parties entered into a memorandum of understanding for a settlement of the action.

Both we and our Board of Directors continue to deny any wrongdoing but believe that the time and expense that would be incurred in further litigation and the uncertainty inherent in such litigation make settlement appropriate.

We do not believe that any of the matters in which we are currently involved, either individually or in the aggregate, are likely to have a material adverse effect on our business, results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

	High	Low
Fiscal 2007
Fourth quarter	$12.99	$6.20
Third quarter	$12.42	$7.61
Second quarter	$16.10	$10.13
First quarter	$17.72	$10.78

Fiscal 2006
Fourth quarter (from December 15, 2006)	$17.37	$14.05

As of February 29, 2008 we had approximately 920 shareholders of record.

DIVIDEND POLICY

The payment of dividends is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and operating and financial position, among other factors. We expect to retain all of our earnings to finance the expansion and development of our business, and we have not paid, and we currently have no plans to pay, cash dividends to our shareholders. The existing debt financing agreements of our subsidiaries limit their ability to pay dividends to us, and in turn may restrict our ability to pay dividends to our shareholders. In the future, we may enter into debt financing or other agreements that also limit our ability to pay dividends to our shareholders or limit the ability of our existing and future subsidiaries to pay dividends to us.

PURCHASE OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2007. All of these purchases reflect shares withheld upon vesting of restricted stock to satisfy minimum tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid
October 2007	—	—
November 2007	—	—
December 2007	393	$11.14

Total	393	$11.14

We presently have no publicly announced repurchase plan or program, but our equity incentive plan permits tax withholding obligations in connection with the vesting of outstanding restricted stock to be satisfied through the withholding of shares.

Item 6.	Selected Financial Data

We were incorporated in South Dakota on October 28, 2004. On May 1, 2005 we acquired all the outstanding membership interests of United Bio Energy, LLC and became the successor to United Bio Energy for SEC reporting purposes. On January 1, 2004, ICM Marketing, Inc. transferred it operations to United Bio Energy, which became the successor to ICM Marketing for SEC reporting purposes. As a result, the selected financial data include the activities of the two predecessor companies and US BioEnergy, the successor company, as of and for the periods presented.

The statements of operations and cash flows data for 2007, 2006 and 2005 and the balance sheet data as of December 31, 2007 and 2006 are derived from audited financial statements included elsewhere in this report. The statement of operations and cash flow data for 2004 and 2003 and the balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from audited financial statements not included in this report.

Our current operating results are not comparable to any of our historical years in part for the following reasons: from October 2004, the date of our incorporation, until April 30, 2005, we focused on building the necessary resources and infrastructure to support our goal of becoming one of the leading ethanol producers in the U.S. In May 2005, we acquired UBE, an ethanol and third-party distillers grains marketing and services business. Our operating results for the year ended December 31, 2005, which represents the period beginning May 1, 2005 and ending December 31, 2005 reflect this acquisition. We began producing ethanol when we acquired Platte Valley, our first production plant, in April 2006. In 2006, we commenced operations at our Woodbury, Michigan plant in September and our Albert City, Iowa plant in December. In addition, we completed the expansion of our Platte Valley plant in November 2007. In May 2007, we commenced operations at our Ord, Nebraska plant.

The information contained in this table should be read in conjunction with the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	US BioEnergy (Successor)				United Bio Energy (Predecessor)	US BioEnergy (Successor)	United Bio Energy (Predecessor)	ICM Marketing (Predecessor)
	Years Ended December 31,				January 1, to April 30,	October 28, to December 31,	Years Ended December 31,
	2007	2006		2005	2005	2004	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total revenues	$588,614	$124,535		$16,415	$6,441	$—	$35,653	$35,164
Total cost of goods sold	517,665	78,367		12,987	6,415	—	33,621	34,715

Gross profit	70,949	46,168		3,428	26	—	2,032	449
Selling, general and administrative expenses	41,130	27,089	(1)	8,016	1,043	55	2,714	682
Loss on impairment of assets	2,471	—		—	—	—	—	—

Operating income (loss)	27,348	19,079		(4,588)	(1,017)	(55)	(682)	(233)
Other income (expense):
Interest expense	(8,609)	(2,076)		(467)	(119)	—	(219)	(74)
Interest income	6,587	2,436		319	—	1	—	—
Other income	880	9,814		104	—	—	54	—
Equity in net income (loss) of unconsolidated subsidiary	2,827	456		—	—	—	—	—

Income (loss) before income taxes and minority interest	29,033	29,709		(4,632)	(1,136)	(54)	(847)	(307)
Income tax expense (benefit)	11,706	9,668		(401)	—	—	—	—

Income (loss) before minority interest	17,327	20,041		(4,231)	(1,136)	(54)	(847)	(307)
Minority interest in net loss of subsidiary	79	391		—	—	—	—	—

Net income (loss)	$17,406	$20,432		$(4,231)	$(1,136)	$(54)	$(847)	$(307)

	US BioEnergy (Successor)			United Bio Energy (Predecessor)	US BioEnergy (Successor)	United Bio Energy (Predecessor)	ICM Marketing (Predecessor)
	Years Ended December 31,			January 1, to April 30,	October 28, to December 31,	Years Ended December 31,
	2007	2006	2005	2005	2004	2004	2003
	(In thousands, except per share data)
Per Share Data:
Income (loss) per common share:(2)
Basic	$0.24	$0.41	$(0.38)	$—	$(0.07)	$—	$—
Diluted	$0.23	$0.41	$(0.38)	$—	$(0.07)	$—	$—
Weighted average common shares outstanding:(2)
Basic	73,205	49,522	11,182	—	808	—	—
Diluted	74,112	50,440	11,182	—	808	—	—

	US BioEnergy (Successor)				United Bio Energy (Predecessor)	ICM Marketing (Predecessor)
	December 31,
	2007	2006	2005	2004	2004	2003
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$54,432	$170,099	$40,450	$758	$412	$716
Working capital (deficit)	104,448	182,952	34,980	560	(692)	383
Total assets	1,168,845	730,380	156,822	1,391	22,641	9,486
Debt(3)	430,322	150,074	6,565	—	6,671	1,368
Shareholders’ equity (deficit)	624,259	484,378	102,450	1,192	703	(1)

Statement of Cash Flows Data:
Capital expenditures	369,806	206,010	53,388	441	682	188
Depreciation and amortization	24,460	7,518	809	—	—	—

1)	On May 23, 2006, we terminated a financial advisory services agreement with Capitaline Advisors, LLC. In connection with this termination, we paid Capitaline Advisors a termination fee of $4.8 million, which we expensed in the second quarter of 2006.
2)	Due to the significant change in capital structure at the closing of our May 1, 2005 acquisition of United Bio Energy, the predecessor amount has not been presented because it is not considered comparable to the amounts for US BioEnergy.
3)	Represents total debt, including short-term notes payable and any amounts outstanding under our senior secured credit facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OUR COMPANY

US BioEnergy is one of the largest producers of ethanol in the United States. We currently own and operate five ethanol plants with total ethanol production capacity of 420 million gallons per year (mmgy) and are constructing three additional ethanol plants with expected total ethanol production capacity of 330 mmgy.

Our primary products are ethanol and distillers grains, which we derive from corn. We sell our ethanol to Provista Renewable Fuels Marketing, LLC (Provista), our ethanol marketing joint venture with CHS Inc. (CHS), which in turn resells to refining and marketing companies, such as BP North America, Inc., Shell Trading US Co. and Chevron Texaco Products Company. We believe that Provista’s customers blend ethanol with gasoline in order to capture attractive economics relative to refining costs, to achieve higher octane levels for their products, to facilitate compliance with clean air regulations and to extend their processing capacities. We sell our distillers grains to livestock operators and marketing companies in the U.S. and internationally primarily to be used as an animal feed.

On November 29, 2007, we entered into an Agreement and Plan of Merger with VeraSun Energy Corporation (VeraSun) and Host Acquisition Corporation, a subsidiary of VeraSun. Subject to the terms and conditions of the merger agreement, at the effective time of the merger, Host Acquisition Corporation will be merged with and into the Company and each issued and outstanding share of US BioEnergy common stock will be converted into the right to receive 0.810 shares of VeraSun common stock. Therefore, upon completion of the merger, we will be a wholly-owned subsidiary of VeraSun. The merger is subject to a number of customary closing conditions, including (i) the approval of the merger by the shareholders of US BioEnergy, and (ii) the approval of the issuance of VeraSun common stock in the merger by the shareholders of VeraSun. Additional information regarding the merger, the merger agreement and related matters is contained in the Company’s joint proxy statement/prospectus, which was mailed on March 3, 2008, to shareholders of record as of February 8, 2008. A special meeting of US BioEnergy shareholders is scheduled for March 31, 2008, where shareholders will be asked to consider and vote on the proposed merger.

EXECUTIVE OVERVIEW

We recorded net income of $17.4 million, or $0.23 per diluted share, for the fiscal year ended December 31, 2007, compared to net income of $20.4 million, or $0.41 per share, for the fiscal year ended December 31, 2006. The decrease in net income was driven by increased corn costs, our primary raw material, and hedging losses on ethanol derivatives. Income per share was reduced because of the additional shares outstanding issued in connection with our Marion acquisition. Our revenues increased $464.1 million to $588.6 million for the fiscal year ended December 31, 2007, compared to $124.5 million for the fiscal year ended December 31, 2006. The net revenue increase was driven by a full year of revenue from the production capacity added in 2006 and from the addition of Ord’s capacity in May 2007. Gross profit increased $24.7 million to $70.9 million for the fiscal year ended December 31, 2007, compared to $46.2 million for the fiscal year ended December 31, 2006. The increase in gross profit was due primarily to increased volumes, which was partially offset by higher production costs and hedging losses on ethanol in 2007 compared to hedging gains on corn in 2006. During the fourth quarter of 2007, we recorded a net loss of $7.2 million, that was primarily related to unrealized hedging losses on ethanol derivatives and higher corn costs, partially offset by an increase in the sales volume of ethanol and distillers grains.

We are implementing process improvement initiatives at our ethanol plants that are expected to yield higher production rates. The process improvements have been partially implemented at several of our existing plants. The improvements include a combination of technology enhancements, engineering improvements, new training programs and other process improvements. When fully implemented, we expect that our plants will operate at rates above our current ethanol production capacity. The operation of our plants is and will be, however, subject to various uncertainties relating to our ability to implement the process improvements required to achieve these increased production capacities. As a result, our plants may not be able to sustain the expected production rates for an extended period of time.

Ethanol prices are extremely volatile and the selling prices we realize for our ethanol are largely determined by the market supply and demand for ethanol, which in turn is influenced by industry factors over which we have little, if any control. Currently, a significant amount of production capacity is being added to the ethanol industry to address anticipated increases in demand. However, demand for ethanol can be dependant on a number of factors and may not increase as quickly as expected to levels that exceed supply or it may not increase at all.

In addition, corn and natural gas are our primary raw materials used to produce ethanol. Both corn and natural gas are subject to volatile market conditions as a result of weather, global market demand, regulations and general economic conditions. In 2007, the average price of corn, based on the Chicago Board of Trade (CBOT) was $3.75 per bushel. On January 31, 2008, the CBOT price of corn for March 2008 delivery was $5.01 per bushel. The spread between the price of ethanol and the cost of corn to produce the ethanol will likely continue to fluctuate. A sustained narrow spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, or a combination of the two, could affect our business, future results of operations and financial condition.

In order to mitigate our exposure to market risk, we may enter into exchange traded futures contracts, swaps or options. However, if we are unsuccessful in our risk management positions, we could experience hedging losses. Hedging activities can result in losses when a position is purchased in a declining market or a position is sold in a rising market. We mark all of our hedging arrangements to market through cost of goods sold, therefore, we can experience losses or gains in a period that are different than when the actual futures settle.

Under a State of Nebraska program, we generate motor vehicle fuel tax credits at our Platte Valley plant that can be sold to any party that holds a motor fuel license. The maximum yearly amount of credits generated is $2.8 million and is based on a rate of $0.18 per gallon on the first 15,625,000 gallons of ethanol produced on a yearly basis beginning on May 1st of each year. This state incentive program is set to expire in 2012.

The following significant events affected our financial results for the years ended December 31, 2007 and 2006:

In December 2007, we completed the sale of UBE Ingredients, LLC, and UBE Services, LLC, our third-party distillers grains marketing and services businesses.

In August 2007, we completed the acquisition of Millennium Ethanol, LLC (Millennium), a development stage company that was constructing an ethanol plant near Marion, South Dakota, for total aggregate consideration of $130.9 million, which was comprised of 11,292,168 shares of our common stock and $11.6 million of cash. We changed the name to US Bio Marion, LLC (Marion) upon completion of the acquisition.

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

In February 2007, we formed Grinnell, a joint venture company, with Big River Resources, LLC (Big River) to develop, construct, own and operate an ethanol plant near Grinnell, Iowa. We account for this investment on a consolidated basis because it is a variable interest entity and we are its primary beneficiary.

In December 2006, we completed our initial public offering (IPO), in which we sold 11,500,000 shares of our common stock at a price to the public of $14.00 per share. Net proceeds of the IPO, after deducting the underwriters discount and commissions, were $149.7 million.

In 2006, we began construction on two ethanol plants near Hankinson, North Dakota and Dyersville, Iowa and in January 2007, we began construction on an ethanol plant near Janesville, Minnesota.

In May 2006, the sale of ethanol and distillers grains became the primary source of our revenues when we acquired Platte Valley, our first ethanol production plant. In September 2006, our Woodbury plant began operations, in November 2006, we completed the expansion of our Platte Valley plant and in December 2006, our Albert City plant began operations. In May 2007, we commenced operation at our Ord plant. Prior to May 1, 2006, we derived our revenues from UBE, our third-party distillers grains marketing and services businesses. As a result of the growth of our ethanol and distillers grains production business, our results of operations and financial condition are not comparable to our results of operations and financial condition for any of the corresponding years.

RESULTS OF OPERATIONS

Our current operating results are not comparable to any of our historical years in part for the following reasons: from October 2004, the date of our incorporation, until April 30, 2005, we focused on building the necessary resources and infrastructure to support our goal of becoming one of the leading ethanol producers in the U.S. In May 2005, we acquired UBE, an ethanol and third-party distillers grains marketing and services business. Our operating results for the year ended December 31, 2005, which represents the period beginning May 1, 2005 and ending December 31, 2005 reflect this acquisition. We began producing ethanol when we acquired Platte Valley, our first production plant, in April 2006. In 2006, we commenced operations at our Woodbury, Michigan plant in September and our Albert City, Iowa plant in December. In addition, we completed the expansion of our Platte Valley plant in November 2007. In May 2007, we commenced operations at our Ord, Nebraska plant.

CONSOLIDATED RESULTS

The following table presents the consolidated earnings as well as the percentage relationship to total revenues of specified items in our consolidated statement of operations for fiscal 2007, 2006 and 2005:

	For the Years Ended December 31,
	2007		2006		2005
	(Dollars in thousands, except as noted)
Total revenues	$588,614	100.0%	$124,535	100.0%	$16,415	100.0%
Total cost of goods sold	517,665	87.9	78,367	62.9	12,987	79.1

Gross profit	70,949	12.1	46,168	37.1	3,428	20.9
Selling, general and administrative expenses	41,130	7.0	27,089	21.8	8,016	48.8
Loss on impairment of assets	2,471	0.5	—	—	—	—

Operating income	27,348	4.6	19,079	15.3	(4,588)	(28.0)

Other income (expense):
Interest expense	(8,609)	(1.5)	(2,076)	(1.7)	(467)	(2.8)
Interest income	6,587	1.1	2,436	2.0	319	1.9
Other income	880	0.1	9,814	7.9	104	0.6
Equity in net income of unconsolidated subsidiary	2,827	0.6	456	0.4	—	—

Income (loss) before income taxes and minority interest	29,033	4.9	29,709	23.9	(4,632)	(28.2)
Income tax expense (benefit)	11,706	2.0	9,668	7.8	(401)	(2.4)

Income (loss) before minority interest	17,327	2.9	20,041	16.1	(4,231)	(25.8)
Minority interest in net loss of subsidiary	79	0.0	391	0.3	—	—

Net income (loss)	$17,406	2.9%	$20,432	16.4%	$(4,231)	(25.8)%

	Years Ended December 31,
	2007	2006
Additional Data:
Ethanol sold (gallons in thousands)	273,766	49,604

Ethanol average price per gallon(1)(2)	$1.83	$1.89
Distillers grains average sales per gallon of ethanol sold(3)	$0.26	$0.23

	$2.09	$2.12
Corn costs per gallon of ethanol sold(4)	$1.24	$0.65
Natural gas costs per gallon of ethanol sold(5)	$0.17	$0.22

	$1.41	$0.87

	$0.68	$1.25

Corn costs per bushel(6)	$3.55	$1.94
Natural gas per MMBTU	$6.54	$8.84

(1)	The 2007 data represent the gross sales dollars, net of freight and commissions, divided by the gallons of ethanol sold. Freight and commissions were $0.14 and $0.03 per gallon, respectively, for the twelve months ended December 31, 2007.
(2)	The 2006 data, for the period beginning May 1, 2006 through August 31, 2006, represent the gross sales dollars, before netting freight and commissions, divided by the gallons of ethanol sold. (See net sales of ethanol in the discussions below). Freight and commissions were $0.06 and $0.02 per gallon for the period beginning September 1, 2006 through December 31, 2006, respectively.

(3)	Represents the gross sales dollars, net of commissions, divided by the gallons of ethanol sold.
(4)	Represents the corn costs, including freight, commissions, hedging gains or losses and other related costs divided by the gallons of ethanol sold.
(5)	Represents natural gas costs, including hedging gains or losses, divided by the gallons of ethanol sold.
(6)	Represents corn costs, net of hedging gains of $0.07 per bushel for the twelve months ended December 31, 2007, and hedging gains of $0.57 per bushel for the twelve months ended December 31, 2006.

	For the Years Ended December 31,
	2007		2006
	Tons	Average Price Per Ton	Tons	Average Price Per Ton
Distillers Grains Sales Data
Dried distillers grains (DDG)	254,000	$102.90	32,000	$76.75
Modified wet distillers grains (MWDG)	1,000,400	$44.02	213,000	$41.27
Wet distillers grains (WDG)	30,700	$33.59	2,400	$31.85

RESULTS OF OPERATIONS—2007 COMPARED TO 2006

Total Revenues. Total revenues increased by $464.1 million to $588.6 million for year ended December 31, 2007, from $124.5 million for the year ended December 31, 2006 primarily as the result of increased sales volume of ethanol and distillers grains which reflected a full year of revenue from the production capacity that came online in 2006 and from the additional capacity added in 2007.

Net sales of ethanol increased by $408.7 million to $502.2 million for the year ended December 31, 2007, from $93.5 million for the year ended December 31, 2006. Sales volumes increased 224.2 million gallons, from 49.6 million gallons to 273.8 million gallons, due to increased production capacity. In May 2007, we commenced operations at our Ord plant. In 2006, we acquired Platte Valley in May and subsequently expanded the plant to double its capacity in November and we commenced operations at Woodbury in September and Albert City in December. This increase in volume contributed $423.7 million to the increase in net sales, which was partially offset by $15.0 million related to a decrease in the average price of ethanol. The average selling price of ethanol decreased $0.06 per gallon, to $1.83 for the year ended December 31, 2007 from $1.89 for the year ended December 31, 2006. The 2007 sales price is net of freight and commissions, while the 2006 sales price reflected the gross price for the period beginning May 1, 2006 through August 31, 2006, due to the consolidation of Provista. The comparable 2006 net price was $1.84 per gallon.

Net sales of distillers grains increased $59.9 million to $71.2 million for the year ended December 31, 2007, from $11.3 million for the year ended December 31, 2006. Volumes increased by 1.1 million tons to 1.3 million tons from 0.2 million tons due to the increased production capacity. Prices increased due to an increase in the price of corn and other products that are typically used as animal feeds. Net sales increased $47.5 million due to the increase in volume and $12.3 million related to the increase in price.

Net sales of other products increased by $0.8 million to $1.7 million for the year ended December 31, 2007, from $0.9 million for the year ended December 31, 2006. In 2007, we sold 0.5 million bushels of corn out of storage compared to 0.2 million bushels in 2006.

Other revenues decreased $5.3 million to $13.5 million for the year ended December 31, 2007, from $18.8 million for the year ended December 31, 2006, primarily as a result of decreased revenues from our third-party distillers grains marketing and services business.

Cost of Goods Sold. Cost of goods sold increased by $439.3 million to $517.7 million for the year ended December 31, 2007, from $78.4 million for the year ended December 31, 2006, due to the growth of our production business, increased corn prices and net hedging losses on derivatives, which were partially offset by lower natural gas prices. Our ethanol production increased 221.1 million gallons, or 427%, as a result of added production capacity due primarily to the commencement of operation at our Ord plant in May 2007 and from a full year of operations at our Albert City, Platte Valley and Woodbury plants. For the year ended December 31, 2007, net hedging losses consisted of net realized gains of $3.5 million and net unrealized losses of $19.4 million, compared to net realized gains of $1.5 million and net unrealized gains of $7.2 million for the year ended December 31, 2006. We mark all of our future open positions on derivatives to market at the end of each period, and as such, we experience gains or losses in periods that are different from the period when the position actually settles.

Corn costs increased $308.6 million to $340.4 million for the year ended December 31, 2007, from $31.8 million for the year ended December 31, 2006. Corn costs increased $149.3 million due to an increase in volumes and $159.3 million related to an increase in price. The average price of corn, net of hedging gains, increased $1.61 per bushel to $3.55 per bushel for the year ended December 31, 2007, from $1.94 per bushel for the year ended December 31, 2006. Net hedging gains included in corn costs were $6.7 million for the year ended December 31, 2007, compared to $10.8 million for the year ended December 31, 2006. Corn costs comprise the largest component of our cost of goods sold and represented 67% of our production costs for the year ended December 31, 2007, compared to 48% for the year ended December 31, 2006.

	For the Years Ended December 31,
	2007		2006
	Per Bushel	Per Gallon	Per Bushel	Per Gallon
Corn costs:
No hedging impact	$3.62	$1.27	$2.51	$0.86
Hedging (gains)	(0.07)	(0.03)	(0.57)	(0.21)

With hedging impact	$3.55	$1.24	$1.94	$0.65

Natural gas costs increased $34.5 million to $45.4 million for the year ended December 31, 2007, from $10.9 million for the year ended December 31, 2006. The increased utilization of natural gas is due to the increase in production as a result of the growth of our business, which was partially offset by a decrease of $2.30 MMBTU in the average price, net of hedging effects, compared to 2006. Natural gas costs for the year ended December 31, 2007 were $6.54 per MMBTU compared to $8.84 per MMBTU for the year ended December 31, 2006. Net hedging gains included in natural gas costs were $0.4 million for the year ended December 31, 2007, compared to net hedging losses of $2.1 million for the year ended December 31, 2006. Natural gas costs represented 9% of our production costs for the year ended December 31, 2007, compared to 16% for the year ended December 31, 2006.

	For the Years Ended December 31,
	2007		2006
	Per MMBTU	Per Gallon	Per MMBTU	Per Gallon
Natural gas costs:
No hedging impact	$6.60	$0.17	$7.28	$0.18
Hedging (gains) losses	(0.06)	—	1.56	0.04

With hedging impact	$6.54	$0.17	$8.84	$0.22

Labor and manufacturing overhead increased $75.6 million to $96.1 million for the year ended December 31, 2007, from $20.5 million for the year ended December 31, 2006, due primarily to the addition of production plants. Construction related labor costs incurred during the construction phase of our ethanol plants are considered to be part of the direct cost of construction and, as such, are capitalized.

Transportation costs increased $3.7 million to $6.6 million for the year ended December 31, 2007, from $2.9 million for the year ended December 31, 2006. Transportation costs of $6.6 million for the year ended December 31, 2007, are related to shipments of distillers grains, which compared to $0.3 million for the year ended December 31, 2006. Shipments of distillers grains increased as a result of the growth in volumes sold. For the year ended December 31, 2007, we recorded ethanol sales net of related transportation costs as Provista incurred those costs. For the year ended December 31, 2006, which represents the period beginning May 1, 2006 and ending August 31, 2006, we recorded $2.6 million of ethanol related transportation costs in cost of goods sold, due to the consolidation of Provista.

Hedging losses on exchange traded ethanol futures contracts were $23.0 million, or $0.08 per gallon of ethanol sold, for the year ended December 31, 2007, and represented 4% of our cost of goods sold. We did not enter into any exchange-traded energy futures contracts in 2006.

Other cost of goods sold decreased $6.1 million to $6.2 million for the year ended December 31, 2007, from $12.3 million for the year ended December 31, 2006, primarily as a result of decreased costs related to our third-party distillers grains marketing and services business.

Gross Profit. Gross profit increased by $24.8 million to $70.9 million for the year ended December 31, 2007, from $46.1 million for the year ended December 31, 2006, primarily driven by increased sales volumes. Even though gross profit increased overall, the gross profit per gallon of ethanol sold decreased $0.67 per gallon to $0.26 per gallon for the year ended December 31, 2007 from $0.93 per gallon for the year ended December 31, 2006, as the result of higher corn costs and net hedging losses on derivatives in 2007 compared to net hedging gains in 2006.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $14.0 million, or 52%, to $41.1 million for the year ended December 31, 2007, from $27.1 million for the year ended December 31, 2006 due primarily to increased employee costs and consulting fees as the result of the growth of our business related to being a public company. Our 2006 expenses included a one-time payment of $4.8 million, made in May 2006, to Capitaline Advisors, LLC (a related party) in connection with the termination of a financial advisory services agreement. Selling, general and administrative expenses in 2008 are expected to increase slightly compared to 2007 expenses.

Loss on Impairment of Assets. In September 2007, we determined that, based on future cash flows, the carrying amount of the goodwill and intangible assets which were assigned to UBE, our third-party distillers grains marketing and services business, exceeded the fair value by $2.5 million. At that time we recorded an expense of $2.5 million to impair $1.8 million of goodwill and $0.7 million of intangible assets, which consisted of customer lists and contracts (Refer to Note 4 to the Consolidated Financial Statements for more detail).

Interest Expense. Interest expense increased by $6.5 million to $8.6 million for the year ended December 31, 2007, from $2.1 million for the year ended December 31, 2006, due primarily to additional borrowings on our senior secured credit facilities. Interest expense for the year ended December 31, 2006, represented interest on borrowings under credit facilities primarily related to Provista, which have since been repaid and terminated in connection with the transfer of our 50% ownership interest to CHS. Interest costs of $16.8 million and $5.5 million incurred on borrowings related to construction activities were capitalized for the years ended December 31, 2007 and 2006, respectively, and, as such, are not included in interest expense. Total interest costs for the year ended December 31, 2007, were $25.4 million, compared to $7.6 million for the year ended December 31, 2006.

Interest Income. Interest income increased by $4.2 million to $6.6 million for the year ended December 31, 2007, from $2.4 million for the year ended December 31, 2006, primarily as the result of increased short-term investments from cash received from our IPO and excess cash flows generated by our plants.

Other Income. Other income decreased $8.9 million to $0.9 million for the year ended December 31, 2007, from $9.8 million for the year ended December 31, 2006. In December 2006, we sold one of our build slots under a master design-build agreement with Fagen, Inc. for total consideration of $12.0 million. We received and recognized income of $8.0 million in December 2006, upon execution of the agreement. The remaining $4.0 million was recognized as income when it was received in May 2007 upon the mobilization of Fagen, Inc. at the build site. This increase in other income was partially offset by $2.8 million of merger costs that were incurred in 2007. In 2006, we also recognized a $1.8 million gain on the sale of 50% of our membership interest in Provista to CHS Inc.

Equity in Net Income of Subsidiary. Our equity in net income of unconsolidated subsidiary of $2.8 million for the year ended December 31, 2007, represented our 50% share of Provista’s results. Beginning September 1, 2006, we accounted for our investment in Provista under the equity method of accounting. The net gain for the period from September 1, 2006 to December 31, 2006 was $0.5 million.

Income Before Income Taxes and Minority Interest. Pretax income decreased by $0.7 million to $29.0 million for the year ended December 31, 2007, from $29.7 million for the year ended December 31, 2006, which is primarily due to the increase in corn costs and the loss on derivatives.

Income Taxes. Income tax expense of $11.7 million for the year ended December 31, 2007, represented an effective tax rate of 40.3%. Income tax expense of $9.7 million for the year ended December 31, 2006, represented an effective tax rate of 32.5%. The increase was due primarily to non-deductible costs related to the pending VeraSun merger and non-deductible goodwill impairment.

RESULTS OF OPERATIONS—2006 COMPARED TO 2005

Total Revenues. Total revenues increased by $108.1 million to $124.5 million for year ended December 31, 2006, from $16.4 million for the year ended December 31, 2005, primarily as the result of our entrance into the ethanol production business in 2006. We began to record ethanol and distillers grains revenue in May 2006, after the acquisition of Platte Valley, our first operational ethanol production plant. Our revenues increased in the second half of 2006, when we began production at Woodbury in September and Albert City in December and the expansion at Platte Valley was completed in November.

Net sales of ethanol were $93.5 million for the year ended December 31, 2006. During 2006, we sold 49.6 million gallons of ethanol at an average gross selling price of $1.89. We did not have any ethanol sales in 2005.

Net sales of distillers grains were $11.3 million for the year ended December 31, 2006. During 2006, we sold 32,000 tons of dried distillers grains at an average selling price of $76.75 per ton, 213,000 tons of modified wet distillers grains at an average selling price of $41.27 per ton and 2,400 tons of wet distillers grains at an average selling price of $31.85. We did not have any co-product sales in 2005.

Net sales of other products were $0.9 million for the year ended December 31, 2006, which resulted from the sale of 0.2 million bushels of yellow corn out of storage.

Other revenue increased $2.4 million, or 15%, to $18.8 million for the year ended December 31, 2006, from $16.4 million for the year ended December 31, 2005, primarily the result of payments that our Platte Valley plant accrued for under the State of Nebraska’s ethanol incentive program. Our Platte Valley plant generates motor fuel tax credits at a rate of $0.18 per gallon on the first 15,625,000 gallons of ethanol produced on a yearly basis that begins on May 1st of each year. This state incentive program is set to expire in 2012.

Cost of Goods Sold. Cost of goods sold increased by $65.4 million to $78.4 million for the year ended December 31, 2006, from $13.0 million for the year ended December 31, 2005, primarily as the result of the volume of ethanol and distillers grains produced at our ethanol plants. We produced 51.7 million gallons of ethanol for the year ended December 31, 2006 and did not produce any ethanol in 2005. Our cost of goods sold for the year ended December 31, 2006, represented only a partial year of production at our ethanol plants.

Corn costs were $31.8 million for the year ended December 31, 2006, and represented 48% of our production costs before taking into account co-product sales and 42% of production costs after taking into account co-products sales. Net hedging gains included in corn costs were $10.8 million, or $0.65 per gallon of ethanol sold for the year ended December 31, 2006. After taking into account hedging gains, corn costs averaged $1.94 per bushel in 2006, which represents the period beginning May 1, 2006 and ending December 31, 2006. For this same time period our corn costs averaged $2.51 per bushel, or $0.86 per gallon of ethanol sold, before taking into account hedging gains.

Natural gas costs were $10.9 million for the year ended December 31, 2006, and represented 16% of our production costs. After taking into account hedging losses of $2.1 million, natural gas costs averaged $8.84 per MMBTU, or $0.22 per gallon of ethanol sold in year 2006, which represents the period beginning May 1, 2006 and ending December 31, 2006. For this same time period natural gas costs averaged $7.28 per MMBTU, or $0.18 per gallon of ethanol sold, before taking into account hedging losses.

Labor and manufacturing overhead was $20.5 million for the year ended December 31, 2006 and represented 30% of our production costs. Labor costs related to construction of our ethanol production plants are considered to be part of the cost of construction, and as such, are capitalized.

Transportation costs were $2.9 million for the year ended December 31, 2006, and represented 6% of our production costs.

Other cost of goods sold decreased $0.7 million or 5%, to $12.3 million for the year ended December 31, 2006, from $13.0 million for the year ended December 31, 2005. Other cost of goods sold in 2005 represented the period beginning May 1, 2005 and ending December 31, 2005, after we acquired UBE.

Gross Profit. Gross profit increased $42.7 million to $46.1 million for the year ended December 31, 2006, from $3.4 million for the year ended December 31, 2005, primarily driven by our acquisition and subsequent expansion of our Platte Valley plant, the commencement of operations at our Woodbury and Albert City plants and from hedging gains. The gross profit for the year ended December 31, 2006, was $0.93 per gallon of ethanol sold and was primarily generated by a favorable spread between the average selling price of ethanol and corn costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses increased $19.1 million to $27.1 million for the year ended December 31, 2006, from $8.0 million for the year ended December 31, 2005. This increase in expenses was due primarily to $14.3 million of additional employee and consulting expenses related to the growth of our businesses and a payment of $4.8 million to terminate a financial advisory services agreement with Capitaline Advisors (a related party).

Interest Expense. Interest expense increased by $1.7 million to $2.1 million for the year ended December 31, 2006, from $0.4 million for the year ended December 31, 2005. Interest expense increased due primarily to interest payments on the Platte Valley and Woodbury senior secured debt facilities. Interest expense incurred on borrowing related to construction and expansion activities has been capitalized.

Interest Income. Interest income increased by $2.1 million to $2.4 million for the year ended December 31, 2006, from $0.3 million for the year ended December 31, 2005, primarily as the result of increased short-term investments arising from the proceeds of our equity offerings.

Other Income. Other income increased $9.7 million to $9.8 million for the year ended December 31, 2006, from $0.1 million for the year ended December 31, 2005. In December 2006, we recognized income of $8.0 million on the sale of one of our build slots under a master design-build agreement with Fagen, Inc. The total consideration for the build slot was $12.0 million, with $8.0 million due upon exercise of the agreement and $4.0 million due and payable when Fagen, Inc. mobilized at the build site. In 2006, we also recognized a $1.8 million gain on the sale of 50% of our membership interest in Provista to CHS Inc.

Income Before Income Taxes and Minority Interest. Pretax income increased by $34.3 million to $29.7 million of income for the year ended December 31, 2006, from a $4.6 million loss for the year ended December 31, 2005, primarily due to favorable spreads between the average selling price of ethanol and corn costs and hedging gains. In addition, we recognized $8.0 million of income from the sale of one of our construction build slots. These increases were partially offset by our increased selling, general and administrative expenses.

Income Taxes. Income tax expense increased $10.1 million to an expense of $9.7 million for the year ended December 31, 2006, from a benefit of $0.4 million for the year ended December 31, 2005. The effective tax rate was 32.5% for the year ended December 31, 2006, and the tax benefit rate was 8.7% for the year ended December 31, 2005. The 2006 tax expense rate and 2005 tax benefit rate are less than statutory rates due to the fact that a $1.3 million valuation allowance was recorded in 2005 and reversed in 2006. As of December 31, 2006, we determined that a $21.8 million valuation allowance was necessary to offset state tax credit carryforwards. We could not reasonably conclude that sufficient taxable income, necessary to the utilization of these credits prior to their expiration, would exist in the applicable states. Of the total valuation allowance amount, $5.9 million related to acquired state tax credits of Platte Valley, and will be used to reduce goodwill if the valuation allowance on these credits is ever reversed. The reversal of other valuation allowance amounts, if ever recognized, will reduce future income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

	For the Years Ended December 31,
	2007	2006	2005
	(in Thousands)
Cash Flow
Net cash provided by (used in) operating activities	$29,075	$(16,824)	$(6,324)
Net cash used in investing activities	(376,199)	(230,228)	(52,933)
Net cash provided by financing activities	231,457	376,701	98,949

Net (decrease) increase in cash and cash equivalents	$(115,667)	$129,649	$39,692

Capital Resources
Cash and cash equivalents	$54,432	$170,099	$6,809
Net working capital	$104,448	$182,952	$34,980

CASH FLOW

Cash Provided by (Used in) Operating Activities. We generated $29.1 million of cash from operating activities for the year ended December 31, 2007, compared to $16.8 million of cash used in operations for the year ended December 31, 2006, due primarily to a net decrease in net operating assets and liabilities. The primary components of net non-cash charges for the year ended December 31, 2007, were depreciation and amortization expenses of $23.3 million and $1.2 million, respectively, as well as $2.9 million of stock-based compensation expense, a $19.7 million loss on derivative financial instruments, $11.5 million in deferred income taxes, a $2.5 million loss on impairment of assets and $2.8 million of income from our unconsolidated subsidiary, net of a $1.3 million cash distribution received from Provista. This compares to non-cash charges of $15.2 million for the year ended December 31, 2006, which consisted primarily of depreciation expense of $6.5 million and amortization expense of $1.0 million, deferred income taxes of $9.9 million and a $1.8 million gain on the sale of a 50% interest in Provista to CHS.

The increase in cash used in operations for the year ended December 31, 2006 compared to the year ended December 31, 2005, was due primarily to an increase in net income and an increase in net operating assets and liabilities.

Cash Used in Investing Activities. Cash used in investing activities totaled $376.2 million and $230.2 million for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31,

2007, we used cash for additions to property and equipment of $369.8 million, which were primarily related to our ethanol construction projects and additions of $13.2 million of cash used to acquire Marion, offset by proceeds of $4.8 million from the sale of UBE and $4.3 million of proceeds from construction deposits that were returned to us. For the year ended December 31, 2006, we used cash for additions of $206.0 million to property and equipment, $4.3 million of deposits made related to our ethanol construction projects and $21.4 million used to acquire development stage companies, which was partially offset by $2.4 million received from the sale of a 50% interest in Provista to CHS. The primary purpose of the cash investment activity was to support our expansion plans.

For the year ended December 31, 2005, additions to property and equipment were $53.4 million, of which $17.9 million and $35.2 million were related to construction projects at Woodbury and Albert City, respectively.

Cash Provided by Financing Activities. Cash provided by financing activities totaled $231.5 million for the year ended December 31, 2007, compared to $376.7 million for the year ended December 31, 2006. For the year ended December 31, 2007, we borrowed $299.6 million primarily on our construction loans and we repaid $51.4 million of debt on amounts borrowed under our senior secured credit facilities related to our operating plants. We are not required to make principal payments on our construction loans until approximately 120 days after substantial completion of the project. In December 2006, we borrowed $119.2 million on our construction loans. In December 2006, we used a portion of the IPO proceeds to repay Albert City’s $6.3 million of subordinated debt. In 2005, we repaid a note payable of $6.0 million, and we entered into a loan agreement for an aggregate of $6.3 million of subordinated debt to finance a portion of the construction costs of our Albert City plant.

In December 2006, we completed an initial public offering (IPO), in which we sold 11,500,000 shares of our common stock at a price to the public of $14.00 per share. Net proceeds of the IPO, after deducting the underwriters discount and commissions and related offering costs, were $149.7 million. In March 2006, we raised approximately $94.4 million through a private placement of our common stock. In September 2005, we raised approximately $56.2 million through a private placement of our common stock. In November 2005, CHS invested $35.0 million in our company.

Our principal sources of liquidity consist of cash and cash equivalents, available borrowings under our credit arrangements and cash provided by operations. During the years ended December 31, 2006 and 2005, proceeds from the IPO and our private placement equity offerings were a significant source of liquidity.

Our principal uses of cash have been, and are expected to continue to be, the construction of new plants and other capital expenditures and our debt service requirements. As of December 31, 2007, we had total cash and cash equivalents of $54.4 million, compared to $170.1 million as of December 31, 2006. Of this $54.4 million, an aggregate of $30.6 million was held by certain of our subsidiaries, which are generally limited in their ability to pay dividends or make distributions to us by the terms of their financing agreements.

PRODUCTION CAPACITY EXPANSION

Set forth in the table below are the estimated remaining construction costs (not including start-up working capital requirements) of our ethanol plants under construction as of December 31, 2007 (dollars in millions):

	Marion, South Dakota(1)		Hankinson, North Dakota(2)		Dyersville, Iowa(2)	Janesville, Minnesota(2)		Total
Estimated Production Start Date	First half 2008(3)		First half 2008		Second half 2008	Second half 2008
Estimated Ethanol Production Capacity per year (mmgy)	110		110		110	110		440

Total Estimated Construction Costs	$144.2	(4)	$146.0	(4)	$163.0	$148.0		$601.2
Estimated Remaining Construction Costs	$24.4		$32.4		$47.9	$69.6		$174.3
Amount to be Funded Under Existing Credit Facilities	$24.4		$32.4		$47.9	$69.6	(5)	$174.3

1)	In August 2007, we acquired Millennium Ethanol, LLC, and subsequently changed its name to US Bio Marion, LLC.
2)	In February 2007, we entered into credit facilities to provide the debt financing for these plants. See “Credit Arrangements.”
3)	We commenced operations at Marion in February 2008.
4)	Does not include adjustments to fair market value at the time of acquisition.
5)	In November 2007 we informed AgStar that the project would be over budget by $10.0 million. In February 2008, AgStar amended the credit facility to increase it by $5.0 million and we funded the additional $5.0 million with cash.

According to the terms of our AgStar senior credit facilities for the Hankinson, Dyersville and Janesville projects described above, generally 60% of the total construction costs are funded with borrowings under the applicable credit facility. See “Credit Arrangements” below.

Depreciation and capitalized interest will be expensed over the useful lives of the assets once construction is completed and operations commence.

Due to the pending zoning lawsuits previously discussed, our Grinnell plant has not obtained the required debt financing, and we have put on hold any further funding. Even if the lawsuits are favorably resolved, there can be no assurance that Grinnell will be able to obtain the required debt funding on acceptable terms, or at all.

CREDIT ARRANGEMENTS

As of December 31, 2007, $363.8 million was outstanding under various credit facilities with AgStar, as administrative agent and as a lender, and a group of other lenders, which was comprised of $121.7 of construction loans, $187.3 million of senior secured term loans and $54.8 million of revolving term loans. In addition, we had availability of $30.0 million, under seasonal revolving loans that are available for working capital needs of which no amounts were outstanding as of December 31, 2007, and $4.0 million was used for letters of credit.

On February 7, 2007, we entered into five senior secured credit facilities with AgStar, as administrative agent and as a lender, and a group of other lenders that provided funding for our Hankinson, Janesville, Dyersville and Ord projects and refinanced our Platte Valley senior secured credit facilities. The senior secured credit facilities provided construction loans, senior secured term loans, revolving term loans and seasonal credit facilities. In addition to the amounts outstanding, we had $166.6 million of availability under these construction loans at December 31, 2007. The construction loans included up to $5.0 million per project to be available for letters of credit. Under these credit facilities the Hankinson, Janesville, Dyersville and Ord construction loans provided the funding necessary to finance up to 60% of construction costs. Before funds are available under these credit facilities, we must provide for the first 40% of the construction costs. Each of our construction loans under these agreements will convert to a senior secured five-year term loan and a revolving term loan 120 days after substantial completion of the project. In addition, each construction project has a $10.0 million seasonal revolving credit facility available upon conversion of each construction loan to a term loan. At December 31, 2007, we had an outstanding construction payable of $31.5 million, which is expected to be financed with the existing construction loans.

The Platte Valley refinancing of $90.0 million was structured as a senior secured term loan, a revolving loan and a seasonal revolving loan under this senior secured credit facility and was used to repay our previous term loans and construction loans with a different lender.

In September 2007, the Ord construction loan was converted to a senior secured term loan, a revolving loan and a seasonal revolving loan.

In March 2007, the Albert City construction loan was converted to a term loan, a revolving loan, and a seasonal revolving loan. Albert City entered into this senior secured credit facility in November 2005, with AgStar, as administrative agent and as a lender, and a group of other lenders to finance the development and construction of our Albert City ethanol plant.

In November 2006, the Woodbury construction loan was converted to a term loan and a revolving loan. Woodbury entered into this senior secured credit facility in November 2005, with AgStar, as administrative agent and as a lender, and a group of other lenders to finance the development and construction of the Woodbury ethanol plant.

All of the AgStar senior secured term loans contain incentive based pricing that is based on levels of equity, which will reduce the interest rate ranging from 150 to 300 basis points above the one-month LIBOR rate. These agreements, which are associated with each ethanol plant, require quarterly payments of up to $5.0 million annually based on excess cash flow calculations reducing the principal balance.

As of December 31, 2007, Marion had outstanding borrowings under a Dougherty Funding LLC (Dougherty) construction loan of $62.2 million and no amounts outstanding on its revolving credit facility. On August 29, 2007, we acquired Millennium Ethanol, LLC, a development stage company, and subsequently changed its name to US Bio Marion, LLC (Marion). Marion’s senior construction loan with Dougherty has a total commitment of $90.0 million, and a seasonal revolving loan of up to $7.0 million. Amounts available under these construction loans at December 31, 2007, were $27.8 million. The terms of the senior construction loan commitment allow advances to be made through May 31, 2008. The construction loan converts to a term loan no later than 23 months after substantial completion of the plant. After conversion of the senior construction loan to a term loan, payments will be based on monthly amortized payments of principal and interest sufficient to amortize the remaining unpaid principal balance to a maturity date of March 31, 2013. The construction loan is secured by substantially all of the assets of Marion. The revolving line of credit is secured by Marion’s inventory and accounts receivable and expires on May 28, 2009. Marion also has availability of $7.3 million under a letters of credit agreement with First Bank & Trust, a South Dakota state bank, to be issued on behalf of Marion to satisfy the requirements of certain utility service providers to secure Marion’s contractual obligation to them under certain agreements with these service utility providers. As of December 31, 2007, Marion had outstanding letters of credit with First Bank & Trust of $2.0 million.

All the loans contain a number of covenants restricting additional indebtedness, payment of dividends, investments or capital expenditures, transactions with affiliates and other restrictions, including certain debt covenants. In addition, all debt is secured by all of the assets of the respective ethanol plant.

The total outstanding borrowings and total available capacity under the credit arrangements described above as of December 31, 2007 was as follows:

	Plants in Operation				Plants under Construction
	Albert City	Ord	Platte Valley	Woodbury	Dyersville		Hankinson		Janesville		Marion		Total
	(Dollars in thousands)
Construction loans:(1)
Senior secured facilities:
Total capacity	$—	$—	$—	$—	$105,100	(2)	$95,100	(2)	$95,300	(2)(6)	$90,000		$385,500
Letters of credit	—	—	—	—	1,637		4,324		1,250		—		7,211
Outstanding borrowings	—	—	—	—	44,621		63,693		13,382		62,164		183,860

Total available capacity	—	—	—	—	58,842		27,083		80,668		27,836		194,429

Term loans:(1)(3)
Seasonal revolving loans:
Total capacity	6,500	10,000	10,000	3,500	—		—		—		7,000		37,000
Letters of credit	2,717	—	480	758	—		—		—		—		3,955
Outstanding borrowings	—	—	—	—	—		—		—		—		—

Total available capacity	3,783	10,000	9,520	2,742	—		—		—		7,000		33,045

Senior secured facilities:
Total capacity	63,739	33,625	63,388	26,597	—		—		—		7,300	(4)	194,649
Letters of credit	—	—	—	—	—		—		—		1,976		1,976
Outstanding borrowings	63,739	33,625	63,388	26,597	—		—		—		—		187,349

Total available capacity	—	—	—	—	—		—		—		5,324		5,324

Revolving term loans:
Total capacity	12,638	11,625	22,500	8,000	—		—		—		—		54,763
Outstanding borrowings	12,638	11,625	22,500	8,000	—		—		—		—		54,763

Total available capacity	—	—	—	—	—		—		—		—		—
Total
Total capacity	82,877	55,250	95,888	38,097	105,100		95,100		95,300		104,300		671,912
Letters of credit	2,717	—	480	758	1,637		4,324		1,250		1,976		13,142
Outstanding borrowings	76,377	45,250	85,888	34,597	44,621		63,693		13,382		62,164		425,972

Total available capacity	$3,783	$10,000	$9,520	$2,742	$58,842		$27,083		$80,668		$40,160		$232,798

Economic development loans/ revenue bonds													$4,350

Total debt													$430,322	(5)

1)	The construction loans convert to term loans 120 days after substantial completion of the Dyersville, Hankinson and Janesville projects. The Ord construction loan converted in September 2007. The Marion construction loan will convert on May 31, 2008.
2)	Each of the Dyersville, Hankinson and Janesville construction projects can secure up to $5.0 million in letters of credit.
3)	Albert City and Woodbury can secure up to $3.0 million in letters of credit against their seasonal revolving loans. Platte Valley and Ord each can secure up to $5.0 million in letters of credit against their seasonal revolving loans.
4)	The Marion construction project has a $7.3 million separate letter of credit facility.
5)	Represents the total debt as recorded on our balance sheet and is comprised of outstanding borrowings under all of our existing credit facilities of $342.5 million plus the outstanding balance on the economic development loans and revenue bonds of $4.4 million.
6)	In November 2007 we informed AgStar that the project would be over budget by $10.0 million. In February 2008, AgStar amended the credit facility to increase it by $5.0 million and we funded the additional $5.0 million with cash.

As of December 31, 2007, the current portion of long-term debt was $17.0 million. As of December 31, 2007, our subsidiaries were in compliance with all applicable financial covenants contained in the loan agreements evidencing each of the credit facilities discussed above.

We believe that our cash and cash equivalents, cash from operations and borrowings under our existing credit arrangements will be sufficient to meet our anticipated future operational expenses and to complete our existing construction projects. As discussed above, additional financing will be required to fund construction of our Grinnell plant and other additional ethanol plants beyond those currently under construction.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2007. Our obligations are likely to increase significantly when our construction projects near completion as we enter into various purchase agreements to supply corn and natural gas for our plants. In addition, our long-term debt obligations will increase as we draw on our construction loans.

	2008	2009	2010	2011	2012	Thereafter	Total
	(Dollars in thousands)
Long-term debt obligations(1)	$50,699	$57,973	$59,788	$87,603	$217,499	$111,271	$584,833
Operating lease obligations(2)	13,382	18,870	18,410	17,594	13,313	23,524	105,093
Other purchase obligations(3)	322,205	33,786	9,039	6,192	6,132	32,586	409,940
Construction obligations(4)	11,843	15,704	17,914	17,914	41,915	61,839	167,129

Total contractual obligations	$398,129	$126,333	$105,151	$129,303	$278,859	$229,220	$1,266,995

1)	Amounts represent principal payments and interest due under our senior secured credit facilities. Subject to change if there are excess cash flow payments required.
2)	Operating lease obligations consist primarily of rail cars and office space.
3)	Purchase obligations include agreements to purchase corn, natural gas and electricity. These agreements are legally binding and specify all significant terms including quantities to be purchased, fixed, minimum or variable pricing provisions, and the approximate timing of the transaction for our own production plants.
4)	Represents amounts due under our master-design build agreements and open purchase orders related to construction obligations, expected to be converted to long-term loans.

OFF-BALANCE SHEET ARRANGEMENTS

On November 2, 2007, we entered into a debt guarantee agreement related to Provista Renewable Fuels Marketing, LLC, (Provista) which could obligate us to make future payments if Provista fails to perform its contractual obligation. According to the terms of this agreement, we are guaranteeing up to the lesser of 50% or $10.0 million of Provista’s debt outstanding between Provista and LaSalle National Bank Association. As of December 31, 2007, Provista had no amounts outstanding under this credit agreement.

INFLATION

Since our inception, inflation has not significantly affected our operating results until recently when corn prices began to rise. Costs of goods sold, costs for construction, taxes, repairs, maintenance and insurance are all subject to inflationary pressures and could adversely affect our business and results of operations, our ability to maintain our plants adequately, build new ethanol production plants and expand our existing plants. Construction costs have been rising since our inception due to cost increases within the industry.

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

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Critical accounting policies are those that we believe are both most important to the portrayal of our financial condition and results, and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. We believe that of the significant accounting policies, the following are noteworthy because they are based on estimates and assumptions that require complex, subjective judgments, which can materially impact reported results. Changes in these estimates or assumptions could materially impact our financial condition and results of operations.

Revenue Recognition

Revenues from the sale of ethanol and co-products are recorded when the title transfers to customers. Ethanol and co-products are generally sold FOB shipping point. Ethanol revenues are recorded net of outbound freight, which is paid by the marketer, and marketing commissions.

Revenue received under the State of Nebraska motor vehicle fuel credit program is recognized when earned and is based on the amount of ethanol produced on a yearly basis.

Long Lived Assets and Goodwill

We periodically review our long-lived and intangible assets for impairment and assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. This could occur when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s carrying value over its estimated fair value. We also periodically reassess the estimated remaining useful lives of our long-lived assets using an undiscounted cash flow model. Changes to estimated useful lives would impact the amount of depreciation and our net income. We have experienced no significant changes in the carrying value or estimated useful lives of our long-lived assets.

Goodwill is not amortized but is tested for impairment annually or if an event occurs or circumstances change that would indicate the carrying amount may be impaired we would test for impairment prior to the annual test. Impairment testing for goodwill is performed at a consolidated level as the Company operates as one operating segment. Goodwill is assessed for impairment using fair value measurement techniques. Estimates of fair value are primarily determined using a discounted cash flow model and comparisons to recent transactions. Valuation techniques use estimates and assumptions, which are subjective and judgmental in nature. An impairment loss generally would be recognized when the carrying amount of net assets exceeds the estimated fair value. The Company performed its annual impairment tests in the fourth quarters of 2007 and 2006, which indicated no impairment.

Acquisitions—Purchase Price Allocation

In accordance with accounting standards for business combinations, we allocate the purchase price of an acquired business to its identifiable tangible and intangible assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill for acquired businesses. For acquisitions not meeting the definition of a business, the excess of the purchase price over the amount allocated to the assets and liabilities, if any, is assigned to the acquired long-term assets. We use all available information to estimate fair values of inventory, identifiable intangible assets, and any other significant assets or liabilities. We adjust the preliminary purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed.

Derivative Financial Instruments

In our attempt to manage price risk caused by market fluctuations, we generally follow a policy of using exchange-traded futures, swaps and options contracts to manage risk on future corn, natural gas and denaturant purchases and ethanol sales. We use futures and options contracts to manage the price risk of anticipated volumes of corn, natural gas, denaturant and ethanol requirements to be purchased or sold in a future month. These contracts do not meet the requirements under SFAS No. 133, to qualify for the normal purchases and normal sales exception to fair value accounting due to the fact that they are contracts for a financial instrument or derivative instrument, and they do not result in physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business, and they contain or require net settlement provisions. These contracts are accounted for as derivative financial instruments at fair value in the financial statements with changes in fair value being recorded in cost of goods sold.

Forward cash purchase contracts and forward sales contracts of corn, natural gas, ethanol, and distillers grains meet the definition of a derivative under SFAS No. 133, but qualify for the normal purchases or normal sales exception to fair value accounting. These contracts provide for the purchase of corn or natural gas and the sale of ethanol or distillers grains that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. These contracts are accounted for as executory contracts under the accrual method of accounting and not recorded as fair value. Costs related to purchases are recorded as cost of goods sold. Revenues related to sales are recorded as product sales.

The fair value of our interest rate swap agreement was recognized as either an asset or liability in the consolidated balance sheets, with changes in fair value reported in interest expense in the consolidated statements of operations. In February 2007, we terminated our swap agreement when we entered into our new senior secured credit facilities.

Income Taxes

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, (SFAS No. 160), which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. We have assessed SFAS No. 160 and have determined that the impact of the adoption of this statement will result in minority interest being reported as a component of shareholders equity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007)(R), “Business Combinations” (SFAS No. 141(R)), to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements, as well as reduce the complexity of existing GAAP. This statement is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The provisions of SFAS 141(R) will only have an impact on us if we are party to a business combination after the pronouncement is adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. SFAS No. 159 was adopted on January 1, 2008, with no material impact on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 was to be effective for the fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB decided to grant a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. We will continue the process of evaluating the effect that the adoption of SFAS No. 157 related to non-financial assets and liabilities. We adopted SFAS No. 157 on January 1, 2008 with no material impact on our financial assets and liabilities.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This interpretation provides that the financial statement effects on a tax position shall initially be recognized when it is more likely than not, based on technical merits, that the position will be sustained upon examination. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have implemented FIN 48 beginning on January 1, 2007. For more detail, see Note 17 “Income Taxes” in the Notes to Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We consider market risk to be the potential loss arising from adverse changes in market rates and prices.

We manage our exposure to various risks according to risk management guidelines that were approved by our board of directors in October 2007. Under this policy, market-based risks are quantified and evaluated for potential mitigation strategies, such as entering into economic hedging transactions. Additionally, this policy restricts, among other things, the amount of market-based risk that we will tolerate before implementing approved hedging strategies. In addition to this policy, we have a risk management committee, whose primary role is to monitor compliance with the risk management policy.

In our attempt to manage price risk caused by market fluctuation in the prices of commodities and interest rates, we may enter into exchange traded commodities futures, swaps and options contracts, cash contracts for future delivery and over-the-counter instruments. To manage our exposure to interest rate risk, we may also enter into certain instruments, including interest rate swaps and similar hedging techniques. These hedging arrangements could expose us to potential gains or losses, which would impact our earnings. On cash fixed-price or over-the-counter contracts there is a risk of financial loss in situations where the other party to the hedging contract defaults on its contract.

We account for derivative instruments in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). Exchange traded futures contracts are accounted for as derivative financial instruments at fair value in the financial statements with the changes in fair value being recorded in cost of goods sold. Under SFAS 133, the accounting for changes in the fair value of a derivative depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges for any of the periods reported in this Annual Report on Form 10-K and, as such, have not recorded any transactions under these rules.

Unrealized gains and losses on forward contracts for which delivery has not occurred, that are deemed to be normal purchases or normal sales under SFAS No. 133, are not recognized in our financial statements. As of December 31, 2007, we had outstanding commitments of approximately 72.2 million bushels of corn and 2.1 million MMBTUs of natural gas under forward contracts in which the related commodity had not been delivered.

We extend credit to our customers in the ordinary course of business in the form of trade accounts receivable. We have a significant concentration of accounts receivable with Provista, our ethanol marketing joint venture, to which we currently sell all of our ethanol. As of December 31, 2007, accounts receivable from Provista accounted for 85% of our total accounts receivable. We routinely assess the quality of our accounts receivable and, as a result of that assessment, believe that our trade accounts receivable credit risk exposure is limited.

We are subject to significant market risk with respect to the price of ethanol, and the price and availability of corn and natural gas, which are the principal raw materials we use to produce ethanol and distillers grains. In general, ethanol prices are influenced by the supply and demand for gasoline, the availability of substitutes and the effect of laws and regulations. In addition, our business is highly sensitive to corn prices and we generally cannot pass on increases in corn prices to our customers. High corn prices and high natural gas prices, in relation to the price of ethanol, could have a material adverse effect on our results of operations and financial condition.

Our gross margins depend principally on the spread between ethanol and corn prices. During the five-year period from 2003 to 2007, ethanol prices, based on the Chicago Board of Trade (CBOT) price data, have ranged from a low of $1.08 per gallon to a high of $3.95 per gallon, averaging $1.83 per gallon during this period. On December 31, 2007, the Chicago spot price per gallon of ethanol was $2.36, whereas on December 29, 2006, the Chicago spot price per gallon of ethanol was $2.45. During most of 2006, the spread between ethanol and corn prices was at historically high levels, driven largely by the increased demand for ethanol used as a fuel additive and historically low corn prices. For the majority of 2007, the price of ethanol declined and the cost of corn rose sharply, however, ethanol prices did increase during the fourth quarter. The spread between the price of a gallon of ethanol and the cost of the amount of corn required to produce a gallon of ethanol will likely continue to fluctuate. A sustained narrow spread or any further reduction in the spread between ethanol and corn prices, whether as a result of sustained high or increased corn prices or sustained low or decreased ethanol prices, or a combination of the two, could have a material adverse effect on our business, results of operations and financial condition.

We purchase significant amounts of corn to support the needs of our production plants. Higher corn costs result in lower profit margins and therefore represent unfavorable market conditions. We generally can not pass along increased corn costs to our ethanol customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions (including droughts), farmers’ planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply. Over the ten-year period from 1998 through 2007, corn prices, based on the CBOT daily futures data, have ranged from a low of $1.75 per bushel in 2000 to a high of $4.55 per bushel in 2007, with prices averaging $2.42 per bushel during this period. In 2007, the CBOT price of corn ranged from a low of $3.10 per bushel to a high of $4.55 per bushel, with prices averaging $3.75 per bushel. On January 31, 2008, the CBOT price of corn for March 2008 delivery was $5.01 per bushel.

We rely upon third parties for our supply of natural gas, which we consume to manufacture ethanol. The prices for and availability of natural gas are subject to volatile market conditions. The fluctuations in natural gas prices over the five-year period from 2003 through 2007, based on New York Mercantile Exchange, Inc., or (NYMEX), daily futures data, has ranged from a low of $4.20 per Million British Thermal Units, or MMBTU, in 2006 to a high of $15.38 per MMBTU in 2005, averaging $6.96 per MMBTU during this period. On December 31, 2007, the NYMEX price of natural gas was $7.48 per MMBTU, and on December 29, 2006, the NYMEX price of natural gas was $6.30 per MMBTU. These market conditions often are affected by factors beyond our control such as weather conditions (including hurricanes), overall economic conditions and foreign and domestic governmental regulation and relations.

We have prepared a sensitivity analysis to our exposure to market risk with respect to corn and natural gas requirements along with our ethanol and distillers grains sales, based on average prices for the twelve months ended December 31, 2007. A hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

	For the Fiscal Year Ended December 31, 2007
		Units	Hypothetical Change in Price	Change in Gross Profit
	(In millions)			(Dollars in millions)
Ethanol	273.8	gallons	10%	$50.1
Distillers Grains	1.3	tons	10%	$7.5
Corn	95.9	bushels	10%	$34.0
Natural Gas	6.9	MMBTU	10%	$4.5

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements are set forth on page F-1 through F-34. Financial statement schedules are included in Schedule II in Item 15(a)(2).

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred in the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except that during the fourth quarter of 2007, we completed the sale of United BioEnergy Ingredients, LLC, our third-party marketer of distillers grains. As of December 31, 2007, as a result of the sale, substantially all of our business units are maintaining credit policies and the collection of account receivable balances related to distiller grain activity. We believe that the internal controls surrounding collection of account receivable balances as modified are appropriate and functioning effectively.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting is effective as of December 31, 2007.

Our independent registered public accounting Firm, McGladrey & Pullen, LLP, has audited and issued its report on the effectiveness of the Company’s internal control over financial reporting, which report is included herein on page F-3.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Set forth below is certain biographical information for the members of our board of directors.

Class I—Term Expiring in 2010

Gordon W. Ommen, age 49, has served as our Chief Executive Officer since our inception in October 2004, and as Chairman of our Board of Directors from April 2005 to November 2007. Mr. Ommen also served as our President from our inception to February 2006. In March 2007, Mr. Ommen reassumed the responsibilities of President. Until December 2005, Mr. Ommen served as President of Capitaline Advisors, LLC, a private equity investment management firm specializing in renewable energy investments. Mr. Ommen founded Capitaline Advisors in December 2002. Prior to founding Capitaline Advisors, Mr. Ommen served as President, Chief Executive Officer and Director of Fishback Financial Corporation, a multi-bank holding company located in Brookings, South Dakota, from 1991 to 2003. From 1997 to 2003, Mr. Ommen also served as President and Director of First National Venture Capital, Inc., a venture capital subsidiary of First National Bank, a bank located in Brookings, South Dakota.

James B. Morgan, age 60, has served as one of our Directors since July 2005, and serves as the Chairman of our compensation committee and as a member of our audit committee. Since November 2001, Mr. Morgan has also served as President and Chief Executive Officer of Daktronics, Inc., a designer and manufacturer of electronic displays. Prior to serving as the President and Chief Executive Officer, Mr. Morgan served as President and Chief Operating Officer of Daktronics beginning in August 1999. Mr. Morgan also currently serves as a Director of Daktronics.

Class II—Term Expiring in 2008

Jennifer A. Johnson, age 52, has served as one of our Directors since our inception in October 2004, and serves as a member of our finance and planning committee. Ms. Johnson also served as our Treasurer from our inception in October 2004 to June 2006. Ms. Johnson has served as Chief Financial Officer of Fagen, Inc., a design-build contractor, since December 1994, and as a Director of Fagen, Inc., since May 2001. Ms. Johnson also serves on the boards of F&M Bank of Clarkfield and Granite Falls Bank, both of which are located in Minnesota.

Mark A. Ruelle, age 46, has served as one of our Directors since September 2006, and serves as the Chairman of our audit committee and as a member of our nominating and corporate governance committee. Since January 2003, Mr. Ruelle has also served as Executive Vice President and Chief Financial Officer of Westar Energy, Inc., an electric utility company located in Kansas. Prior to serving as Westar Energy’s Executive Vice President and Chief Financial Officer, Mr. Ruelle served as President of Nevada Power, a wholly-owned subsidiary of Sierra Pacific Resources, a utility holding company, from June 2001 to May 2002, and Senior Vice President and Chief Financial Officer of Sierra Pacific Resources from March 1997 to May 2001. Mr. Ruelle also currently serves as a Director of the Wolf Creek Nuclear Operating Corporation.

Class III—Term Expiring in 2009

James E. Dauwalter, age 56, was appointed Chairman of the Board of Directors in November 2007 and has served as one of our Directors since July 2006. Mr. Dauwalter also serves as a member of the audit committee, the compensation committee and the nominating and corporate governance committee. Mr. Dauwalter also serves as the Chairman of the Board of Directors of Entegris, Inc., a materials integrity management company. Prior to his appointment as Chairman of Entegris in August 2005, he served as that company’s Chief Executive Officer beginning in January 2001. Mr. Dauwalter joined Entegris in 1972 and held a variety of positions prior to his first executive appointment in March 2000 as Chief Operating Officer.

Jay D. Debertin, age 47, has served as one of our Directors since June 2006, and serves as the Chairman of our finance and planning committee. Mr. Debertin was appointed to our Board of Directors pursuant to an agreement with CHS Inc., a diversified energy, grains and foods company and our largest shareholder, which, among other things, entitled CHS to nominate one person to our board of directors. This right to nominate a director expired at the 2007 annual meeting. Mr. Debertin currently serves as Executive Vice President and Chief Operating Officer, Processing, of CHS, a position he has held since December 2004. Prior to becoming Executive Vice President and Chief Operating Officer, Processing, Mr. Debertin served as Senior Vice President, Energy Operations, of CHS beginning in January 2001. Mr. Debertin also currently serves on the boards of directors of the National Cooperative Refinery Association, Horizon Milling, LLC, and Ventura Foods, LLC.

Charles R. Haynor, age 57, has served as one of our Directors since October 2007, and serves as the Chairman of our nominating and corporate governance committee and as a member of the compensation committee. Mr. Haynor is an attorney and shareholder in the firm of Briggs and Morgan, P.A. where he has been employed since 1975 representing financing institutions, real estate developers, and other businesses in regulatory, lending, dispositions, acquisitions, and general corporate matters. He currently serves on the board of directors of Briggs and Morgan and also on several non-profit boards including Regions Hospital Foundation, Progress Valley, Inc., Friends of Children Foundation, and Loan Repayment Assistance Program of Minnesota, Inc.

EXECUTIVE OFFICERS

The table below lists our current executive officers.

Name	Age	Position
Gordon W. Ommen	49	Chief Executive Officer and President
Richard K. Atkinson	56	Senior Vice President and Chief Financial Officer
Chad D. Hatch	37	Vice President of Corporate Development
Kim Y. Regenhard	50	Vice President of Human Resources and Communications
Gregory S. Schlicht	36	Vice President, General Counsel and Corporate Secretary

Each officer serves at the discretion of our Board of Directors and holds office until his or her successor is elected and qualified or until his or her earlier resignation or removal.

The following sets forth certain biographical information with respect to our executive officers:

Gordon W. Ommen

Mr. Ommen has served as our Chief Executive Officer since our inception in October 2004 and as Chairman of our Board from April 2005 until November 2007. Mr. Ommen also served as our President from our inception to February 2006. In March 2007, Mr. Ommen reassumed the responsibilities of President. Until December 2005, Mr. Ommen served as the President of Capitaline Advisors, LLC, a private equity investment management firm specializing in renewable energy investments and one of our principal shareholders. Mr. Ommen founded Capitaline Advisors in December 2002. Prior to founding Capitaline Advisors, Mr. Ommen served as President, Chief Executive Officer and Director of Fishback Financial Corporation, a multi-bank holding company located in Brookings, South Dakota, from 1991 to 2003. From 1997 to 2003, Mr. Ommen also served as President and

Director of First National Venture Capital, Inc., a venture capital subsidiary of First National Bank, a bank located in Brookings, South Dakota.

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

Chad D. Hatch

Mr. Hatch currently serves as our Vice President of Corporate Development. Mr. Hatch had served as our Vice President of Finance and Treasurer from May 2006 to December 2006. Mr. Hatch also served as our Vice President and Chief Financial Officer from January 2005 to May 2006. From January 2005 to December 2005, Mr. Hatch served as the Vice President of Capitaline Advisors, LLC, a private equity investment management firm specializing in renewable energy investments and one of our principal shareholders. Prior to joining Capitaline Advisors, Mr. Hatch served as an Investment Manager of various portfolio companies for Bluestem Capital Company, a private equity firm based in Sioux Falls, South Dakota, from May 2001 to December 2004. Mr. Hatch also worked for McGladrey and Pullen, our independent auditors, as a Certified Public Accountant from December 1999 to May 2001. Mr. Hatch is also a former US Army Officer who was based at Ft. Carson, Colorado where he served in a number of tank platoon leader positions, including leading a M1A1 tank platoon.

Kim Y. Regenhard

Ms. Regenhard has served as our Vice President of Human Resources since November 2006. Prior to joining us, Ms. Regenhard served as Chief Executive Officer of RiverStone Journals, a private company she formed in January 2006, which markets journals used by cancer patients. Ms. Regenhard also served as Vice President, Human Capital for Ovations, Inc., a health and well-being services provider and a subsidiary of UnitedHealth Group Incorporated from January 2004 to December 2005. From January 1993 to December 2003, Ms. Regenhard served as Vice President of Human Resources for AT&T Wireless Services Inc., a wireless communications service provider. Ms. Regenhard also worked for NCR, a technology company specializing in solutions for the retail and financial industries, from October 1981 to January 1993.

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

CODES OF ETHICS

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

Audit Committee

Our audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The committee consists of Mark A. Ruelle (chairman), James E. Dauwalter and James B. Morgan, all of whom our board has affirmatively determined to be independent and to meet each of the other requirements for audit committee members under applicable NASDAQ listing standards. Our board has also determined that Mr. Ruelle is an “audit committee financial expert,” as defined by the Securities and Exchange Commission (the “SEC”). The audit committee assists the board in fulfilling its oversight responsibility for (1) the integrity of our financial statements and financial reporting process and our systems of internal accounting and financial controls, (2) the performance of our internal audit function, (3) the annual independent integrated audit of our consolidated financial statements and internal control over financial reporting and (4) our compliance with legal and regulatory requirements, including our disclosure controls and procedures. The duties and responsibilities of the audit committee include the engagement of our independent registered public accounting firm and the evaluation of our accounting firm’s qualifications, independence and performance. The audit committee’s report appears elsewhere in this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC, and to furnish us with copies of the reports. Specific due dates for these reports have been established and we are required to report in this Annual Report on Form 10-K any failure by directors, officers and 10% holders to file such reports on a timely basis. Based on our review of such reports and written representations from our directors and officers, we believe that all such filing requirements were met during 2007, except that Mr. Atkinson filed amendments to two Forms 4 on August 30, 2007 and March 10, 2008 to correct the number of shares he beneficially owns directly which had been previously underreported; Mr. Hatch was late in reporting on Form 4 his exercise and conversion of options into shares of common stock of US BioEnergy in two transactions dated October 16, 2007; Mr. Schlicht filed an amendment to a Form 4 on August 30, 2007 to correct the number of shares he beneficially owns directly which had been previously underreported; Ms. Regenhard filed an amendment to a Form 4 on August 30, 2007 to correct the number of shares she beneficially owns directly which had been previously underreported; CHS Inc. was late in reporting on Form 4 its open market purchases of common stock of US BioEnergy in transactions dated February 15, 2007 and April 2, 2007; Ms. Johnson and Messrs. Mesner, Morgan, Ruelle, Debertin and Dauwalter were late in reporting on Form 4 their respective May 31, 2007 grants of common stock for their service as non-employee directors of US BioEnergy; Mr. Ommen was late in reporting on Form 4 two gifts of common stock of US BioEnergy in transactions dated December 29, 2006 each; Mr. Ommen also filed an amendment to a Form 4 on August 30, 2007 to correct the number of shares he beneficially owns directly which had been previously underreported; Mrs. Fagen was late in reporting on Form 4 shares acquired as merger consideration in a transaction dated August 29, 2007; Mr. Fagen was late in reporting on Form 4 shares acquired as merger consideration in a transaction dated August 29, 2007; and Mr. Garbers filed two amendments to two Forms 4 on August 30, 2007 to correct the number of shares he beneficially owns directly which had been previously overstated in both Forms 4.

Item 11.	Executive Compensation

The Compensation Committee of our Board of Directors consists of James B. Morgan (chairman), James E. Dauwalter and Charles R. Haynor. Prior to Mr. Haynor joining our Board of Directors in October 2007, Mark A. Ruelle was a member of the Compensation Committee. Our Board of Directors has affirmatively determined that each of the members of the Compensation Committee are independent under applicable NASDAQ listing standards. The Board of Directors has also determined that all of the members of the committee qualify as “non-employee directors,” within the meaning of Rule 16b-3 promulgated under the Exchange Act, and “outside directors,” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Compensation Committee oversees our compensation and employee benefit plans and practices, including our executive compensation plans, director compensation plans and incentive compensation and equity-based plans. Additional information regarding the processes and procedures of the Compensation Committee in recommending and determining compensation for our directors and executive officers is set forth below under the heading “Compensation Discussion and Analysis.”

COMPENSATION DISCUSSION AND ANALYSIS

Throughout this Annual Report on Form 10-K, the individuals who served as our Chief Executive Officer and Chief Financial Officer during 2007, as well as our three other most highly compensated officers during 2007, are referred to as “the named executive officers.”

Compensation Philosophy and Objectives

The Compensation Committee of our Board of Directors has overall responsibility for establishing, implementing and regularly monitoring progress towards attaining our compensation objectives. The primary objectives of the Company with respect to executive compensation are (a) to attract, retain and motivate highly qualified and talented executives who will contribute to the Company’s success, (b) to tie annual and long-term cash and equity incentives to the achievement of corporate business strategies and individual and corporate performance goals and (c) to align the interests of our executives with those of our stockholders. To achieve the objectives, the Compensation Committee has implemented and expects to maintain compensation plans that tie a portion of executives’ overall compensation to our financial performance.

To assist it in fulfilling its responsibilities, the Compensation Committee has retained the compensation consulting firm of Mercer Human Resource Consulting, LLC (Mercer) to evaluate its compensation practices and to assist the Company to design and implement its executive compensation program. The terms under which Mercer has been retained have been determined solely by the Compensation Committee and Mercer does not provide consulting services to the Company other than its services to the Compensation Committee.

As part of the Company’s goal of providing competitive compensation, the Compensation Committee has determined that an understanding of the compensation paid by the companies with whom we compete for executive talent is important. In this regard, Mercer meets periodically with both the members of the Compensation Committee and senior management to learn about our business operations and strategy as a public company and the markets in which we would compete. In reviewing the competitiveness of the compensation paid to our employees and, in particular, our named executive officers, including base salaries, annual incentive, and long-term incentive compensation, Mercer gathered information about numerous peer companies. Mercer has, among other things, helped the Compensation Committee to identify a competitive industry-based peer group and to analyze the competitive performance and compensation levels prevalent in this peer group. The peer group used for 2007 benchmarking consisted of the following companies: Alliance Resource Partners, Andersons Inc, Atlas America Inc, Aventine Renewable Energy, Bill Barrett Corp, Cabot Oil & Gas Corp, Energen Corp, Headwaters Inc, MGP Ingredients Inc, Penn Virginia Corp, Pioneer Co. Inc, South Jersey Industries Inc, St. Mary Land & Exploration Co, Ultra Petroleum Corp, and VeraSun Energy Corporation.

Performance to be Rewarded and Procedural Approaches to Accomplish Compensation Objectives

Our Compensation Committee believes the executive compensation provided by the Company to its executives, including the named executive officers, should include both cash and stock-based compensation that rewards performance.

The Compensation Committee will review at least annually:

•	the goals and objectives of the Company’s executive compensation plans, and amend, or recommend that our board amend, these goals and objectives as the Compensation Committee deems appropriate; and

•

the Company’s executive compensation plans in light of the Company’s goals and objectives with respect to these plans, and, if the Compensation Committee deems it appropriate, adopt, or recommend to our Board the adoption of, new, or the amendment of existing, executive compensation plans.

In addition, the Compensation Committee will evaluate annually the performance of our Chief Executive Officer in light of the goals and objectives of the company’s executive compensation plans, and, either as the Compensation Committee or together with the other independent directors (as directed by our Board), determine and approve, or recommend to the board for its approval, the Chief Executive Officer’s compensation level based on this evaluation. In determining the long-term incentive component of the Company’s performance and relative stockholder return, we considered the value of similar awards to Chief Executive Officers of comparable companies, and the awards given to the Chief Executive Officer of the Company in past years. The Chief Executive Officer was not present at either Compensation Committee or Board level deliberations concerning his compensation.

With respect to other executive officers, including the named executive officers, the Compensation Committee will review annually their performance in light of the goals and objectives of the Company, and, either as the Compensation Committee or together with the other independent directors (as directed by our Board), determine and approve, or recommend to the Board for its approval, the compensation of these other executive officers. To the extent that long-term incentive compensation is a component of an executive officer’s compensation, the Compensation Committee will consider all relevant factors in determining the appropriate level of such compensation, including the factors applicable with respect to the Chief Executive Officer.

From time to time the Compensation Committee may delegate to our Chief Executive Officer, our Vice President of Human Resources or our Corporate Secretary the authority to implement certain decisions of the Committee or to fulfill certain administrative duties.

Compensation Components

Our executive compensation is divided into the following components:

Base Salary

Base salaries for our executive officers are established based on the scope of their roles, responsibilities, experience levels and performance, taking into account competitive market compensation paid by comparable companies for similar positions. Generally, we believe that executive base salaries should be targeted at the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies in line with our compensation philosophy. Base salaries are reviewed approximately annually, and may be adjusted from time to time to realign salaries with market levels after taking into account individual performance and experience.

Base salaries for the named executive officers can be found in the Summary Compensation Table described herein. For 2008, our Chief Executive Officer and Chief Financial Officer’s base salaries were increased to $518,024 and $321,360, respectively. Other current executive officers who received increases to their 2008 base salaries include Gregory S. Schlicht, Kim Y. Regenhard and Chad D. Hatch, who received base salary increases to $250,000, $214,240 and $191,860, respectively.

Annual Incentive

For 2007, the Compensation Committee adopted an annual incentive plan for the company’s employees, including the named executive officers, that focused on corporate performance objectives, team or department performance objectives and individual performance objectives. For the named executive officers, there was no team or department component and the corporate performance goal comprised 80% of their target payout. Due to numerous factors, including the proposed merger with VeraSun Energy Corporation, the committee concluded that annual incentive payments in 2007 will be based entirely on the corporate performance objective, Enterprise Value per Share (EVS). The key drivers of the EVS calculation are: current year net income, current year production volume, and expected production rates, in the future (taking into account acquisitions of ethanol facilities, construction of new ethanol facilities, and increased production rates, among other items).

The Company defines threshold, target, and maximum payout levels. The threshold payout is 50% of target and maximum payouts are 200% of target. The target annual incentive award for each officer is expressed below. During 2007, the Committee, based on management input, approved threshold, target and maximum goals for the EVS metric and adopted related payouts of up to 200% of target if the maximum EVS goal is achieved. During 2007, based on management input, the Committee approved threshold, target, and maximum goals of $10.11, $14.08, and $21.22, respectively, for this measure. Actual performance was $14.33, resulting in a payout of 104% of target.

Executive	Title	Target Award (% of base salary)
Gordon W. Ommen	President & CEO	100%
Richard K. Atkinson	SVP, CFO	50%
Gregory S. Schlicht	VP, General Counsel and Corporate Secretary	50%
Kim Y. Regenhard	VP, Human Relations and Communications	50%
Chad D. Hatch	VP, Corporate Development	50%

Long-Term Incentive Program

In 2006, we adopted the 2006 Stock Incentive Plan (which we refer to as the “Stock Incentive Plan”) so that awards may be granted based on achievement of long-term performance goals and to instill in our executive officers an ownership culture through the grant of stock-based awards. The Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares and other stock-based awards. Under the Stock Incentive Plan, the exercise price of our options may not be less than 100% of the fair market value of our shares of common stock, defined as the closing price of the shares on the day preceding the date of grant.

Prior to going public, we had granted stock options to our Chief Executive Officer as well as certain other executive officers of the Company. We had granted these options to reward our officers for their past commitment and contributions to the company, to provide an incentive for them to continue to work diligently toward the accomplishment of the initial public offering, the development and construction of new ethanol plants and the future success of the company, and to align their interests with those of shareholders.

In 2007, with advice from Mercer, the Compensation Committee determined that Restricted Stock was the most appropriate method for implementing the Company’s Stock Incentive Plan for executives. This recommendation was derived largely from the following information:

•	Over the past several years, there has been a trend of using full-value shares to replace and/or supplement the use of stock options for executive equity grants; and

•

Only a small percentage of the Company’s common stock is publicly-traded and the daily trading volume is a relatively small percentage of the total shares outstanding, thereby minimizing the liquidity of the Company’s stock and reducing the potential value of stock options.

During 2007, the Committee approved grants of service-based restricted stock for each of our employees, including the named executive officers. As shown in the Grants of Plan Based Awards Table, grants were made in August 2007. Each grant of restricted stock is subject to a three-year ratable vesting schedule such that one-third of the award will vest on March 1, 2008, the next one-third will vest on March 1, 2009, and the remaining one-third will vest on March 1, 2010.

Change in Control Protection

In connection with the Compensation Committee’s review of the Company’s compensation practices for executive officers, the Compensation Committee recognized that, as is the case with many publicly held corporations, the possibility of a change in control of the Company exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders. As a consequence, the Compensation Committee determined that appropriate steps needed to be taken to reinforce and encourage the continued attention and dedication of members of the Company’s management to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control.

Change in control agreements are agreements which provide executives with severance payments and certain other benefits in the event that their employment is terminated in connection with a change in control transaction. It is felt by the Compensation Committee that these agreements benefit the Company by allowing executives to focus on continuing business operations and the success of a potential business combination rather than seeking alternative employment. On September 28, 2007, the Company entered into change in control agreements with each of our named executives, in a form approved by the Compensation Committee. The change in control agreements provide severance payments and benefits to the executive if the executive’s employment with the Company is terminated by the Company other than for cause or if the executive resigns for good reason, in either case within two years following a change in control of the Company.

The severance benefits payable in the event that a named executive’s employment terminates or if they resign for good reason under the qualifying circumstances are: (i) a severance payment equal to two times (three times for the Chief Executive Officer) of the sum of the executive’s annual base salary and the higher of the executive’s target annual bonus for the year of termination or the bonus paid to the executive in the prior year; and (ii) continued medical, dental and vision insurance benefits for 24 months (36 months in the case of the Chief Executive Officer) following termination. Under the change in control agreements, all then unvested equity awards will also immediately vest upon the occurrence of a change in control of the Company. If an officer is subject to a “golden parachute” excise tax under Section 4999 of the Internal Revenue Code, payments under the change in control agreement will be reduced to the extent necessary so that no excise tax is imposed upon the executive.

In determining the level of benefits granted by the change in control agreements, the Compensation Committee considered a number of factors. The Committee determined that senior executives (who may be more likely to be terminated in a change in control scenario) may require more time than other employees to secure an appropriate new position. Thus, the benefits provided in the change in control agreement upon a termination will allow an executive to remain focused upon his duties with the Company without undue concern about his own economic situation. In addition, the Compensation Committee determined that the benefits provided under the change in control agreements are consistent with the level provided by public companies similar to the Company.

Employee Stock Purchase Plan

We had adopted an employee stock purchase plan, however, with the pending merger, the employee stock purchase plan was suspended indefinitely in December 2007.

401(k) Plan

We also maintain a tax-qualified 401(k) plan pursuant to which our employees may make salary deferrals and the Company makes a matching contribution of 100% of an employee’s contributions, up to 6% of the employee’s eligible compensation. Matching contributions vest immediately. All of our employees may participate in this plan, subject to the satisfaction of certain eligibility requirements.

Other Compensation

In addition to the compensation components described above, and consistent with our compensation philosophy, we intend to continue to maintain modest executive benefits and perquisites for officers, including our named executive officers; provided, however, that the Compensation Committee may revise, amend, or add to the officers’ executive benefits and perquisites if it deems advisable in order to remain competitive with comparable companies and/or to retain individuals who are critical to the company. We believe these benefits and perquisites are currently below median competitive levels for comparable companies. In addition, we entered into change in control agreements with our named executive officers. The terms of the change in control agreement are described more fully below.

In 2007, in connection with the Company’s request that the Chief Executive Officer relocate from the Brookings, South Dakota area to the Minneapolis/St. Paul area, the Compensation Committee also authorized the payment of $75,000 plus certain incidental relocation payments and tax benefits to the Chief Executive Officer in order to compensate him for moving costs, such as temporary housing and storage, and costs related to the purchase of a residence in the Minneapolis/St. Paul area. In addition, the Company offered to purchase at fair market value the Chief Executive Officer’s property in Brookings, South Dakota and provided him with reimbursement for costs associated with the transfer of his property to his new residence. The Chief Executive Officer was also provided with an additional payment to compensate him for taxes incurred by him in connection with these relocation payments and benefits. The Compensation Committee determined that the provision of these payments and benefits were in the best interests of the Company in light of the fact that the Company requested the relocation of the Chief Executive Officer and in light of an examination of the other relocation packages that the Company has provided to other executives in the past.

Role of Executive Officers in Compensation Decisions

Decisions regarding the Chief Executive Officer’s compensation are made by the Compensation Committee with input from our compensation consultant, which currently is Mercer. However, the Compensation Committee meets with the Chief Executive Officer to address his compensation following the deliberations at which he is not present. Determinations regarding the compensation of our other named executive officers are made by the Compensation Committee following recommendations from the Chief Executive Officer, as well as based on input from our compensation consultant. Generally, the types of compensation and benefits provided to the Chief Executive Officer are similar in form to the compensation and benefits provided to our other executive officers.

Compensation Committee Report

The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with our management. Based on such review and discussions, the compensation committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included into our Annual Report on Form 10-K for 2007.

James B. Morgan (Chairman)

James E. Dauwalter

Charles R. Haynor

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation we provided with respect to the year ended December 31, 2007 for our named executive officers.

Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Gordon W. Ommen	2007	425,696	—	161,225	143,675	—	—	183,005	913,601
Chief Executive Officer and President	2006	307,417	190,000	2,217	11,973	—	—	—	511,607
Richard K. Atkinson(4)	2007	309,000	—	163,159	43,983	—	—	—	516,142
Senior Vice President and Chief Financial Officer	2006	162,635	120,000	11,594	8,522	—	—	11,816	314,597
Chad D. Hatch	2007	165,678	—	39,671	86,300	—	—	—	291,649
Vice President of Corporate Development	2006	134,616	45,000	525	6,842	—	—	—	186,983
Gregory S. Schlicht(5)	2007	200,154	—	90,999	82,100	—	—	—	373,253
Vice President and General Counsel	2006	81,119	70,000	817	6,842	—	—	60,577	219,355
Kim Y. Regenhard(6)	2007	206,000	—	62,400	41,050	—	—	—	309,450
Vice President of Human Resources	2006	19,230	—	—	—	—	—	—	19,230

(1)	Amounts in this column represent the annual compensation expense for 2007 computed in accordance with SFAS No. 123R (without taking into account any estimate of forfeitures related to service-based vesting conditions) for these stock awards. Our assumptions with respect to the SFAS No. 123R valuation of these equity awards are described in the footnotes to our audited financial statements. Additional information with respect to the restricted stock awards for 2007 is set fort below under the headings “Grants of Plan-Based Awards” and “Outstanding Equity Awards at Fiscal Year End.”
(2)	Amounts in this column represent the annual compensation expense for 2007 computed in accordance with SFAS No. 123R (without taking into account any estimate of forfeitures related to service-based vesting conditions) for the option awards. Our assumptions with respect to the SFAS No. 123R valuation of these equity awards are described in the footnotes to our audited financial statements. Additional information with respect to the stock option awards for 2007 is set fort below under the headings “Grants of Plan-Based Awards” and Outstanding Equity Awards at Fiscal Year End.”
(3)	Amounts in this column represent: (i) with respect to Mr. Ommen, a payment of $45,000 by the Company, which represents a reimbursement of the fee required to be paid by Mr. Ommen in connection with an HSR filing triggered by a grant of stock by the Company to Mr. Ommen, a payment of $3,355 by the Company, which represents legal fees in connection with the preparation of the HSR filing, a payment of $75,000 to reimburse Mr. Ommen in connection with relocation expenses and an additional payment of $59,650 which was intended to make him whole with respect to income taxes imposed on him due to such reimbursement; (ii) with respect to Mr. Atkinson, his compensation is comprised of $10,884 for closing costs related to the purchase of a home and $932 related to transporting his family in connection with moving and (iii) with respect to Mr. Schlicht, his other compensation is comprised of $43,973 for incidental relocation costs, $15,715 for closing costs related to the purchase of a home, $624 for transporting his household goods and $265 related to transporting his family in connection with moving.
(4)	Mr. Atkinson began serving as our senior vice president and chief financial officer in June 2006.
(5)	Mr. Schlicht began serving as our vice president, general counsel and corporate secretary in July 2006.
(6)	Ms. Regenhard began serving as our vice president of human resources in November 2006.

Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units(1) (#)	All Other Option Awards: Number of Securities Underlying Options(1) (#)	Exercise or Base Price of Option Awards(1) ($/Sh)	Grant Date Fair Value of Stock and Option Awards(2) ($)
Gordon W. Ommen	8/21/2007	60,000	—	—	646,200
Richard K. Atkinson	8/21/2007	26,612	—	—	286,611
Chad D. Hatch	8/21/2007	14,873	—	—	160,182
Gregory S. Schlicht	8/21/2007	16,880	—	—	181,798
Kim Y. Regenhard	8/21/2007	17,742	—	—	191,081

(1)	The shares of restricted stock granted in 2007 will vest ratably over three consecutive years, commencing on March 1, 2008. Stock options become immediately exercisable in full upon a change-in-control of the Company. Until vested, the shares of restricted stock may not be sold, assigned, transferred, donated, pledged or otherwise disposed of (except by will or the laws of descent and distributions).
(2)	Represents the grant date fair value computed in accordance with SFAS No. 123(R) (without taking into account any estimate of forfeitures related to services-based vesting conditions) of restricted stock awards. Our assumptions with respect to the SFAS No. 123(R) valuation of these equity awards are described in the footnotes to our audited financial statements as of and for the year ended December 31, 2007.

Outstanding Equity Awards at Year End

	Option Awards(1)(3)				Stock Awards(2)(3)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gordon W. Ommen	5,000	—	4.00	1/28/15	—	—
	5,000	—	4.00	11/28/15	—	—
	17,500	—	14.00	12/15/16	—	—
	—	2,500	4.00	1/28/15	—	—
	—	2,500	4.00	11/28/15	—	—
	—	70,000	14.00	12/15/16	—	—
	—	—	—	—	7,600	88,996
	—	—	—	—	60,000	702,600
Richard K. Atkinson	12,499	—	14.00	12/15/16	—	—
	—	50,001	14.00	12/15/16	—	—
	—	—	—	—	22,275	260,840
	—	—	—	—	26,612	311,627
Chad D. Hatch	1,250	—	4.00	11/28/15	—	—
	500	—	12.04	5/22/16	—	—
	9,999	—	14.00	12/15/16	—	—
	—	2,500	4.00	1/28/15	—	—
	—	3,750	4.00	11/28/15	—	—
	—	2,000	12.04	5/22/16	—	—
	—	40,001	14.00	12/15/16	—	—
	—	—	—	—	1,800	21,078
	—	—	—	—	14,873	174,163
Gregory S. Schlicht	9,999	—	14.00	12/15/16	—	—
	—	40,001	14.00	12/15/16	—	—
	—	—	—	—	11,537	135,098
	—	—	—	—	16,880	197,665
Kim Y. Regenhard	5,000	—	14.00	12/15/16	—	—
	—	20,000	14.00	12/15/16	—	—
	—	—	—	—	6,000	70,260
	—	—	—	—	17,742	207,759

(1)	All of the stock options with an exercise price of $4.00 were granted on January 28, 2005, May 5, 2005 and November 28, 2005; all of the stock options with an exercise price of $12.04 per share were granted on May 22, 2006; and all of the stock options with an exercise price of $14.00 were granted on December 15, 2006.

(2)	All of the restricted stock awards were granted on December 15, 2006 and August 21, 2007.
(3)	The shares of restricted stock granted on December 15, 2006, will vest ratably on each of the first five anniversaries of the grant date, and the restricted stock granted on August 21, 2007, will vest ratably over three consecutive years, commencing on March 1, 2008, and are subject to continued employment or accelerated vesting. Until vested, the shares of restricted stock may not be sold, assigned, transferred, donated, pledged or otherwise disposed of (except by will or the laws of descent and distribution). Subject to continued employment or accelerated vesting, the options will generally become exercisable in five equal annual installments beginning with the first anniversary of the date of grant and have a ten-year term, except for the January 28, 2005, options which will become exercisable in three equal annual installments beginning on the anniversary of the grant date.

Change in Control Benefits

In connection with our Compensation Committee’s review of compensation practices for executive officers, the Compensation Committee of our Board of Directors recognized that, as is the case with many publicly held corporations, the possibility of a change in control exists and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Company and its stockholders. As a consequence, the Compensation Committee determined that appropriate steps needed to be taken to reinforce and encourage the continued attention and dedication of members of our management to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control.

On September 28, 2007, we entered into change in control agreements with each of Gordon Ommen, Chief Executive Officer and President, Richard Atkinson, Senior Vice President and Chief Financial Officer, Gregory Schlicht, Vice President, General Counsel and Corporate Secretary, Chad Hatch, Vice President of Corporate Development, and Kim Regenhard, Vice President of Human Resources and Communications, in a form approved by the Compensation Committee of the Board of Directors of the Company. The change in control agreements provide severance payments and benefits to the applicable executive if the executive’s employment with the Company is terminated by the Company other than for cause or if the executive resigns for good reason, in either case within two years following a change in control of the Company. The change in control agreements are intended to encourage the continued attention of the executive officer to his or her duties with the Company without distraction which may be entailed by the possibility of a change in control of the Company.

Pursuant to the change in control agreements, each of the foregoing officers would be entitled to the following severance benefits in the event his or her employment was terminated under the qualifying circumstances described above within two years following a change in control: (i) a severance payment equal to two times (three times for Mr. Ommen) of the sum of the executive’s annual base salary and the higher of the executive’s target annual bonus for the year of termination or the bonus paid to the executive in the prior year; and (ii) continued medical, dental and vision insurance benefits for 24 months (36 months in the case of Mr. Ommen) following termination. Under the change in control agreements, all then unvested equity awards will also immediately vest upon the occurrence of a change in control of the Company. If an officer is subject to a “golden parachute” excise tax under Section 4999 of the Internal Revenue Code, payments under the change in control agreement will be reduced to the extent necessary so that no excise tax is imposed upon the executive.

Assuming a change in control had occurred on December 31, 2007, with a transaction price equal to the closing price for our stock on the NASDAQ Global Market as of such date, each of the named executive officers would have been entitled to the following benefits on such date:

Executive	Title	Cash Severance	Continued Welfare Value	Equity Acceleration Value	Total Change in Control Payment (after cutback)(1)
Gordon W. Ommen	President & CEO	$2,395,170	$38,871	$354,799	$2,788,840
Richard K. Atkinson	SVP, CFO	$1,003,895	$26,179	$203,649	$1,226,056
Gregory S. Schlicht	VP, General Counsel and Corporate Secretary	$780,974	$24,305	$143,303	$774,223
Kim Y. Regenhard	VP, Human Relations and Communications	$669,263	$28,442	$103,971	$597,063
Chad D. Hatch	VP, Corporate Development	$599,355	$24,305	$114,661	$509,943

(1)	Total change in control payments reflect values after a cutback to the Safe Harbor amount minus $1 such that no excise taxes are imposed, where necessary. The Safe Harbor amount was assumed to be 2.99 times the sum of a) the base salary as of December 31, 2007, and b) the target bonus as a percentage of base salary. The actual Safe Harbor amount will be equal to the average of up to five years of actual W-2 earnings as of the date of the change in control.

DIRECTOR COMPENSATION

The following table sets forth cash and non-cash compensation with respect to the year ended December 31, 2007 for our non-employee directors. Mr. Ommen received no additional compensation for his service as a director or as the chairman of our Board of Directors, (in thousands):

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
James E. Dauwalter	62,167	68,220	—	—	—	130,387
Jay D. Debertin	48,500	68,220	—	—	—	116,720
Charles R. Haynor(4)	25,084	10,218	—	—	—	35,302
Jennifer A. Johnson	47,000	53,637	—	—	—	100,637
Clifford F. Mesner(5)	42,917	53,637	—	—	—	96,554
James B. Morgan	59,000	68,220	—	—	—	127,220
Mark A. Ruelle	60,000	68,220	—	—	—	128,220

(1)	Amounts in this column represent fees that our non-employee directors earned during 2007 with respect to their annual cash retainers and meeting fees. Additional information with respect to these fees is set forth below under the headings “Annual Cash Retainer” and “Meeting Fees”.
(2)	Amounts in this column represent the annual compensation expense for 2007 computed in accordance with SFAS No. 123R (without taking into account any estimate of forfeitures related to service-based vesting conditions) for these stock awards. Our assumptions with respect to the SFAS No. 123R valuation of these equity awards are described in the footnotes to our audited financials statements. Additional information with respect to these restricted stock awards is set forth below under the heading “Annual Restricted Stock Grant.” As of December 31, 2007, Ms. Johnson, Messrs. Debertin, Morgan, Dauwalter and Ruelle each held 3,602 shares of restricted stock, and Mr. Haynor held 3,862 shares of restricted stock.
(3)

Amounts in this column represent the annual compensation expense for 2007 computed in accordance with SFAS No. 123R (without taking into account any estimate of forfeitures related to service-based vesting conditions) for these stock awards. Our assumptions with respect to the SFAS No. 123R valuation of these equity awards are described in the footnotes to our audited financials statements. Subject to earlier forfeiture or accelerated vesting, the options will generally become exercisable in five equal annual installments beginning with the first anniversary of the date of grant and will have a ten-year term, unless otherwise noted. Options granted on January 28, 2005, to Ms. Johnson and on November 28, 2005, to Ms. Johnson and Messr. Morgan vest equally over three years beginning on the first anniversary of the applicable grant date and have a seven-year term. As of December 31, 2007, Ms. Johnson held options to purchase 15,000 shares of our common stock (10,000 of which were vested as of such date) and Mr. Morgan held 7,500 options to purchase our common stock (2,500 of which had vested as of such date).

(4)	Mr. Haynor became a director of the company on October 2, 2007.
(5)	Mr. Mesner ceased to be a director of the company on December 1, 2007.

Annual Cash Retainer

As of January 1, 2007, the non-employee members of our Board of Directors received annual cash retainers of $15,000 in connection with their services as directors. The chairman of our audit committee received an additional $9,000, with audit committee members each having received additional annual retainers of $6,000. The chairman of each of our compensation, finance and planning, and nominating and corporate governance committees received an additional retainer of $6,000, with the members of those committees each having received additional annual retainers of $4,000.

The annual cash and committee retainers and meeting fees described below under “Meeting Fees” are paid quarterly in arrears, with prorated payments paid to those who commence serving as non-employee directors mid-quarter.

Annual Restricted Stock Grant

On the date of each of our annual meetings, each non-employee director who continues to serve on such date received restricted shares of our common stock with a value of $50,000, with prorated awards paid to non-employee directors who commenced serving as non-employee directors after the previous annual shareholders meeting. The restricted shares vest on the first anniversary of the grant date.

In recognition of their services as directors, in both January and November 2005, each of our non-employee directors was granted, under the 2005 Stock Incentive Plan, an option to purchase 7,500 shares of our common stock. Each grant has a seven-year term and an exercise price of $4.00, which was the fair market value of our stock on each of the dates of grant, as determined by our Board of Directors. Each option vests and becomes exercisable as to 2,500 shares on each of the first three anniversaries of the date of grant.

It is currently intended that prior to each annual shareholders meeting, non-employee directors may elect to receive all or a portion of their annual cash retainer (excluding meeting fees and annual committee retainers) in shares of our common stock under the 2006 Stock Incentive Plan. In addition, in connection with our initial public offering, each non-employee director who had not received any previous company option grants received 3,625 restricted shares of our common stock, and each other non-employee director received 2,375 restricted shares of our common stock which vested on May 30, 2007. On May 31, 2007, each non-employee director received 3,602 restricted shares of our common stock, and on October 2, 2007, Mr. Haynor received 3,862 restricted shares of our common stock. Such restricted shares will vest on the date of the annual meeting of shareholders. All such restricted shares issued to non-employee directors were granted under the 2006 Stock Incentive Plan.

On January 1, 2008, the Board of Directors approved a resolution to accelerate the vesting of Ms. Johnson, Mr. Haynor and Mr. Morgan’s restricted awards upon a change in control.

Meeting Fees

For 2007, each non-employee director received an additional $2,500 for each Board meeting attended in person, and $500 for each Board meeting attended telephonically. In addition, our non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attending Board and committee meetings.

2008 DIRECTOR COMPENSATION

Following our Compensation Committee’s review of the existing terms of compensation for non-employee directors, on October 2, 2007, the Compensation Committee approved modifications to the terms of compensation to be paid to our non-employee directors. Effective January 1, 2008, the compensation terms for non-employee members of our Board of Directors will be as described below.

Annual Cash Retainer

Effective January 1, 2008, the non-employee members of our Board of Directors will receive annual cash retainers of $40,000 in connection with their service as directors. The chairman of our audit committee will receive an additional annual retainer of $9,000, with audit committee members each receiving additional annual retainers of $6,000. Currently the chairman of each of our compensation, finance and planning, and nominating and corporate governance committees receives an additional annual retainer of $6,000, with the members of those committees each receiving additional annual retainers of $4,000.

The annual cash board and committee retainers are paid quarterly in arrears, with prorated payments paid to those who commence serving as non-employee directors mid-quarter.

Annual Restricted Stock Grant

On the date of each of our annual meetings, each non-employee director who continues to serve on such date will receive restricted shares of our common stock with a value of $65,000, with prorated awards to be paid to non-employee directors who commenced serving as non-employee directors after the previous annual shareholders meeting. The restricted shares will vest on the first anniversary of the grant date. Non-employee directors may elect to receive all or a portion of their annual cash retainer in shares of our common stock under the 2006 Stock Incentive Plan.

Meeting Fees; Reimbursement for Expenses

In 2008, non-employee directors do not receive meeting fees for attending (in person or by teleconference) Board or committee meetings. Our non-employee directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2007

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	406,250		$14.00	5,359,965
Equity compensation plans not approved by security holders	1,824,275	(1)	$4.12	—

(1)	Includes 1,625,000 shares issued to non-employees in connection with the termination of an administrative services agreement

For additional information on our equity compensation plans, see Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 13—Stock-Based Compensation.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of February 28, 2008, concerning the beneficial ownership of each person known to us to beneficially own 5% or more of our common stock. This information in the table and the related notes are based on our stock records as well as statements filed by the respective beneficial owners with the SEC pursuant to Sections 13(d) and 13(g) under the Exchange Act.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
CHS Inc.	15,938,188		19.93%
5500 Cenex Drive Inver Grove Heights, Minnesota 55077
Roland J. and Diane Fagen and Affiliates	14,796,874	(3)	18.31%
P.O. Box 159 501 West Highway 212 Granite Falls, Minnesota 56241
Gordon W. Ommen and Affiliates	6,602,847	(4)	8.17%
111 Main Avenue Brookings, South Dakota 57006

(1)	Unless otherwise indicated, beneficial ownership consists of sole power to vote or direct the vote, and sole power to dispose or direct the disposition, of the shares listed.
(2)	Unless otherwise indicated, percentages are calculated based upon common stock outstanding as of February 28, 2008, and beneficial ownership of common stock as set forth in the statements on Schedule 13D or Schedule 13G filed by the respective beneficial owners with the SEC.
(3)	Includes shares of common stock owned by each of Roland J. “Ron” Fagen (Ron Fagen) and his wife, Diane Fagen, a grantor annuity trust of which Mr. Fagen is the settlor, Platte Valley Energy, LLC, and Global Ethanol, Inc. Also includes stock options held by Mr. Fagen representing the right to acquire 12,500 shares of common stock that are exercisable currently and Mr. Fagen’s indirect beneficial ownership of 174,500 shares of common stock held by his wife. Mr. Fagen shares with Mrs. Fagen voting and investment control of (i) 509,812 shares of common stock that Mr. Fagen contributed to a grantor annuity trust, (ii) 8,925,062 shares of common stock held by Platte Valley Energy, LLC, and (ii) 4,362,500 shares of common stock held by Global Ethanol, Inc. and 812,500 shares of common stock issuable upon exercise of options held by Global Ethanol, Inc. that are exercisable currently.
(4)	Includes shares of common stock owned by each of Gordon W. Ommen, Capitaline Advisors, LLC, Capitaline General Partner, LLC, Capitaline Renewable Energy, LP, and BirdDog Capital, LLC. As the sole member of Capitaline Advisors, LLC, which is the manager of Capitaline General Partner, LLC, the general partner of Capitaline Renewable Energy, LP, Mr. Ommen has voting and investment control over 691,537, 66,180 and 24,692 shares of common stock held by Capitaline Advisors, LLC, Capitaline Renewable Energy, LP and Capitaline General Partner, LLC, respectively. As the sole member of Capitaline Advisors, LLC, Mr. Ommen has voting and investment control over 812,500 shares of common stock issuable upon exercise of options held by Capitaline Advisors, LLC that are exercisable currently. Mr. Ommen is also the sole member of BirdDog Capital, LLC, and as a result, he has voting and investment control over 3,125,000 shares of common stock held by BirdDog Capital, LLC. Also includes Mr. Ommen’s indirect beneficial ownership of 1,000, 500 and 500 shares of common stock held by his wife, son and daughter, respectively. Mr. Ommen disclaims beneficial ownership of the 500 shares of common stock held by each of his son and daughter. Mr. Ommen directly owns 1,850,938 shares of common stock, which includes 30,000 shares of common stock issuable upon exercise of options that are exercisable currently or within 60 days of February 28, 2008.

Security Ownership of Management

The following table sets forth information, as of February 28, 2008, concerning the beneficial ownership of our common stock by (1) each director and each of the executive officers named in the summary compensation table and (2) all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Outside Directors
James E. Dauwalter	21,427		*	%
Jay D. Debertin	7,227		*	%
Charles R. Haynor	3,862		*	%
Jennifer A. Johnson	66,937	(2)	*	%
James B. Morgan	1,632,227	(3)	2.04%
Mark A. Ruelle	10,027		*	%

Management
Gordon W. Ommen	6,602,847	(4)	8.17%
Richard K. Atkinson	86,700	(5)	*	%
Chad D. Hatch	113,652	(6)	*	%
Gregory S. Schlicht	70,604		*	%
Kim Y. Regenhard	48,653	(7)	*	%
All directors and executive officers as a group (14 persons)	7,811,663		9.77%

*	Represents less than 1% of our outstanding common stock.
(1)	Unless otherwise indicated, beneficial ownership consists of sole power to vote or direct the vote, and sole power to dispose or direct the disposition, of the shares listed, either individually or jointly or in common with the individual’s spouse, subject to community property laws were applicable.
(2)	Includes 12,500 shares of common stock issuable upon exercise of options that are exercisable currently or within 60 days of February 28, 2008. Also includes 1,400 shares of common stock held by Ms. Johnson’s son.
(3)	All securities of US BioEnergy held by Mr. Morgan have been pledged as security to First Bank & Trust in Brookings, South Dakota. Includes 5,000 shares of common stock issuable upon exercise of options that are exercisable currently or within 60 days of February 28, 2008.
(4)	Includes shares of common stock owned by each of Gordon W. Ommen, Capitaline Advisors, LLC, Capitaline General Partner, LLC, Capitaline Renewable Energy, LP and BirdDog Capital, LLC. As the sole member of Capitaline Advisors, LLC, which is the manager of Capitaline General Partner, LLC, the general partner of Capitaline Renewable Energy, LP, Mr. Ommen has voting and investment control over 691,537, 66,180 and 24,692 shares of common stock held by Capitaline Advisors, LLC, Capitaline Renewable Energy, LP and Capitaline General Partner, LLC, respectively. As the sole member of Capitaline Advisors, LLC, Mr. Ommen has voting and investment control over 812,500 shares of common stock issuable upon exercise of options held by Capitaline Advisors, LLC that are exercisable currently. Mr. Ommen is also the sole member of BirdDog Capital, LLC, and as a result, he has voting and investment control over 3,125,000 shares of common stock held by BirdDog Capital, LLC. Also includes Mr. Ommen’s indirect beneficial ownership of 1,000, 500 and 500 shares of common stock held by his wife, son and daughter, respectively. Mr. Ommen disclaims beneficial ownership of the 500 shares of common stock held by each of his son and daughter. Mr. Ommen directly owns 1,850,938 shares of common stock, which includes 30,000 shares of common stock issuable upon exercise of options that are exercisable currently or within 60 days of February 28, 2008.
(5)	Includes 12,500 shares of common stock issuable upon exercise of options that are exercisable currently or within 60 days of February 28, 2008.

(6)	Includes 20,500 shares of common stock issuable upon exercise of options that are exercisable currently or within 60 days of February 28, 2008.
(7)	Includes 10,000 shares of common stock issuable upon exercise of options that are exercisable currently or within 60 days of February 28, 2008.

Changes in Control

On November 29, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement) with VeraSun Energy Corporation, a South Dakota corporation (VeraSun), and Host Acquisition Corporation, a South Dakota corporation and a direct, wholly-owned subsidiary of VeraSun (Merger Sub). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into US BioEnergy, with US BioEnergy continuing as the surviving corporation (the Merger). As a result of the Merger, we will become a wholly-owned subsidiary of VeraSun and each outstanding share of US BioEnergy common stock (other than shares held by US BioEnergy, VeraSun or Merger Sub) will be converted into the right to receive 0.810 shares of VeraSun common stock plus cash in lieu of fractional shares. In addition, each outstanding US BioEnergy stock option and restricted stock award issued under a US BioEnergy equity-based compensation plan will be converted into a VeraSun stock option or restricted stock award, as applicable, in each case on the same terms and conditions as were applicable under such US BioEnergy equity-based compensation plan. The Merger is expected to close during the second quarter of 2008 and is subject to a number of customary closing conditions, including (i) the approval of the Merger by the shareholders of US BioEnergy, (ii) the approval of the issuance of VeraSun common stock in the Merger by the shareholders of VeraSun and (iii) clearance under the Hart-Scott-Radino Antitrust Improvements Act of 1976 (HSR Act), as amended. On January 4, 2008, the Premerger Notification Office of the Federal Trade Commission granted early termination of all applicable waiting periods under the HSR Act in connection with the merger. Consequently, the condition with respect to termination of the waiting period under the HSR Act has been satisfied. A joint proxy statement/prospectus was mailed on March 3, 2008, to shareholders of record as of February 8, 2008. A special meeting of US BioEnergy shareholders is scheduled for March 31, 2008, where shareholders will be asked to consider and vote on the proposed merger.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CORPORATE GOVERNANCE

Our Board of Directors has adopted corporate governance guidelines. According to these guidelines, the business and affairs of US BioEnergy will be managed by or under the direction of our board. The board’s goal is to oversee and direct management in building long-term value for the company’s shareholders. In addition to serving the long-term interests of shareholders, the board’s goal is to assure the vitality of the company for our customers, employees and the communities in which we operate, which goal includes the promotion of the highest ethical standards. A copy of our corporate governance guidelines is available to shareholders at our corporate website, www.usbioenergy.net, or by writing to our corporate secretary at 5500 Cenex Drive, Inver Grove Heights, Minnesota 55077.

Director Independence

Our Board of Directors is comprised of a majority of independent directors in accordance with our corporate governance guidelines and the rules of the NASDAQ Global Market. Our Board of Directors has made an affirmative determination that the following four directors have no relationship with US BioEnergy or any of its subsidiaries (other than being a director and shareholder of US BioEnergy) and, accordingly, meet the applicable requirements for “independence” under the NASDAQ listing standards: James E. Dauwalter, Charles R. Haynor, James B. Morgan and Mark A. Ruelle.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Transactions with Capitaline Advisors, LLC and Affiliates

Capitaline Advisors, LLC, is 100% owned and controlled by Gordon W. Ommen, our Chief Executive Officer and President. Mr. Ommen beneficially owns approximately 8.2% of our outstanding common stock either individually or through his ownership and control of BirdDog Capital, LLC, Mr. Ommen’s private investment company, and Capitaline Advisors, LLC, which is the manager of Capitaline General Partner, LLC, the general partner of a number of Capitaline investment funds.

Capitaline Advisors provides us with consulting and administrative services and office space in Brookings, South Dakota, pursuant to a services agreement. For the year ended December 31, 2007, we paid Capitaline Advisors $0.2 million for the services and office space provided to us under this agreement.

In addition, we paid Capitaline Advisors a monthly fee for travel services, including the use of aircraft owned by Capitaline Advisors, and other miscellaneous expenses. We had entered previously into two aircraft lease agreements with Capitaline Advisors pursuant to which we paid a monthly fixed fee as well as hourly usage fees for the use of two airplanes owned by Capitaline Advisors. These lease agreements were terminated on October 31, 2007. For the year ended December 31, 2007, we paid Capitaline Advisors $0.6 million for these travel services.

Transactions with Fagen, Inc. and Affiliates

Fagen, Inc. is owned and controlled by Ron Fagen. Ron Fagen served as one of our directors from our inception in October 2004 until June 2006 and he currently beneficially owns approximately 18.3% of our outstanding common stock, either individually or through his ownership or control of Platte Valley Energy, LLC and Global Ethanol, Inc. Jennifer Johnson, one of our directors, is Chief Financial Officer of Fagen, Inc. Brian Thome, our former President, served as a Director of Financial Investments of Fagen, Inc. from December 2004 to March 2006, during which time Mr. Thome also served as one of our directors.

For the year ended December 31, 2007, we paid Fagen, Inc. $399.7 million for construction services. Fagen, Inc. constructed our Albert City, Ord, Platte Valley and Woodbury ethanol plants, and also is constructing our Dyersville, Hankinson, Janesville and Marion ethanol plants.

In connection with our acquisition of Platte Valley Fuel Ethanol, LLC’s business, we assumed a pre-engineering services agreement with Fagen Engineering, LLC, an entity owned and controlled by Ron Fagen. Under the pre-engineering services agreement, Fagen Engineering received a fixed fee for time and expenses of $0.1 million.

Transactions with CHS Inc.

CHS Inc. beneficially owns approximately 19.9% of our outstanding common stock. Jay Debertin, one of our directors, serves as Executive Vice President and Chief Operating Officer, Processing, of CHS.

Our principal executive offices are located at 5500 Cenex Drive, Inver Grove Heights, Minnesota 55077. We have agreed to lease office space at this location from CHS. For the year ended December 31, 2007, we paid CHS $2.0 million as rent under the lease for this office space.

We purchased $26.3 million of grain from CHS for the year ended December 31, 2007.

Provista Renewable Fuels Marketing

In March 2006, UBE Services, LLC (UBE Services), a former wholly-owned subsidiary of US BioEnergy, sold 50% of its membership interest in its wholly-owned subsidiary, Provista, formerly known as United Bio

Energy Fuels, LLC, to CHS. In connection with the sale, CHS was appointed the manager of Provista. As manager, CHS is paid a management fee equal to the costs of CHS of providing the management services, with the amount of such fee to generally be determined on an annual basis by mutual agreement of Provista and CHS. Provista paid CHS $2.4 million for management services provided to Provista for the year ended December 31, 2007.

In March 2006, we also entered into a master agreement with Provista regarding ethanol sales and marketing. Pursuant to this master agreement, we will sell to Provista, and it will market on our behalf, all of the ethanol produced at our existing and future plants, with the exception of our Marion plant. Provista is paid a marketing fee based on a percentage of the ethanol sales price. Pursuant to the master agreement, certain of our subsidiaries, including our Albert City, Woodbury, Platte Valley and Ord subsidiaries, have entered into separate ethanol sales and marketing agreements that are substantially identical in all material respects to the master agreement. For the year ending December 31, 2007, we paid Provista $8.4 million for railcar expenses and Provista paid us $502.2 million for ethanol purchases, net of ethanol marketing services, terminal and exchange fees, and freight.

Policy Regarding Related Person Transactions

We recognize that transactions with related persons can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of the company and its shareholders. Accordingly, as a general matter, it is our preference to avoid such transactions.

Nevertheless, we recognize that there are situations where related person transactions may be in, or not inconsistent with, the best interests of the company and its shareholders, including but not limited to situations where we may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources, or when we provide products or services to related persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

In order to deal with the potential conflicts inherent in such transactions, our nominating and corporate governance committee adopted a policy regarding related person transactions on March 28, 2006. For purposes of this policy, (i) a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the company (including its subsidiaries) was, is or will be a participant and the amount involved exceeds $10,000, and in which any related person had, has or will have a direct or indirect interest, and (ii) a “related person” means:

•	any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of the company or a nominee to become a director of the company;

•	any person who is known to be the beneficial owner of more than 5% of any class of our voting securities;

•	any immediate family member of any of the foregoing persons; and

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Any proposed transaction with a related person will be consummated or amended only if the following steps are taken:

•	Our legal department will assess whether the proposed transaction is a related person transaction for purposes of this policy.

•

If our legal department determines that the proposed transaction is a related person transaction, the proposed transaction will be submitted to the nominating and corporate governance committee for consideration at the next committee meeting.

•

The nominating and corporate governance committee will consider all of the relevant facts and circumstances available to the committee, including (if applicable) but not limited to: (i) the benefits to the company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other suppliers or customers for comparable products or services; (iv) the terms of the transaction and (v) the terms available to unrelated third parties or to employees generally.

•

The nominating and corporate governance committee will approve only those related person transactions that are in, or are not inconsistent with, the best interests of the company and its shareholders, as the committee determines in good faith.

•

The nominating and corporate governance committee will convey its decision with respect to the relate person transaction in question to the general counsel, who will convey the decision to the appropriate persons within the company.

At the nominating and corporate governance committee’s first meeting of each fiscal year, the committee will review any previously approved related person transactions that remain ongoing and have a remaining term of more than six months or remaining amounts payable to or receivable from the company of more than $10,000. Based on all relevant facts and circumstances, taking into consideration the company’s contractual obligations, the committee will determine if it is in the best interests of the company and its shareholders to continue, modify or terminate the related person transaction.

No member of the nominating and corporate governance committee may participate in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person.

Item 14.	Principal Accountant Fees and Services

The audit committee selected McGladrey & Pullen, LLP as the independent registered public accounting firm to perform the audit of our financial statements and our internal control over financial reporting for 2007. McGladrey & Pullen, LLP was our independent registered public accounting firm for the year ended December 31, 2006.

Audit and Non-Audit Fees

On behalf of US BioEnergy and its affiliates, the audit committee retained McGladrey & Pullen, LLP to audit our consolidated financial statements for 2007. In addition, the audit committee retained McGladrey & Pullen, LLP, as well as other accounting firms, to provide other auditing and advisory services in 2007.

The aggregate fees for professional services by McGladrey & Pullen, LLP and its affiliate RSM McGladrey, Inc. with respect to these various services for 2007 and 2006 were (in thousands):

	2007	2006
Audit fees(1)	$1,535	$1,672
Audit-related fees(2)	—	5
Tax fees(3)	262	182
All other fees	—	—

	$1,797	$1,859

(1)	The 2007 audit fees consist of services related to the Company’s annual consolidated financial statements (which include the integrated audit of internal control over financial reporting), quarterly SAS 100 review procedures performed on interim information, Form S-4 procedures for the acquisition of US Bio Marion, LLC, including the US Bio Marion, LLC opening balance sheet audit and December 31, 2007 audits, the Form S-4 procedures for the merger with VeraSun Energy Corporation and other services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. The 2006 audit fees consist of services related to the Company’s initial registration statement on Form S-1, the re-audit of US Bio Platte Valley, LLC for the years ended December 31, 2005, 2004 and 2003, the audit of the Company’s annual consolidated financial statements, quarterly SAS 100 review procedures performed on interim information, and other services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)	The audit-related fees consist of fees for various accounting consultations.
(3)	The 2007 and 2006 tax fees consist of fees for tax consultation and tax compliance services for the Company and its subsidiaries, including state and local income tax planning and advice, tax cost segregation studies and tax planning for acquisitions and stock option plans.

Pre-Approval of Audit and Non-Audit Services

All of the services performed by McGladrey & Pullen, LLP and RSM McGladrey, Inc. in 2007 were pre-approved by the audit committee.

Consistent with SEC policies regarding auditor independence, the audit committee has responsibility for appointing, setting the compensation of, and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the audit committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

Prior to engagement of the independent registered public accounting firm for the next year’s audit, management will submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the audit committee for approval.

•

Audit services include audit work performed on the financial statements and internal control over financial reporting, as well as work that generally only the independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits and review of documents filed with the SEC.

•

Audit-related services are for assurance and related services that are traditionally performed by the independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits and consultation regarding financial accounting and reporting standards.

•

Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent registered public accounting firm’s tax personnel, including tax compliance, tax planning and other tax advice.

•

All other services are those services not captured in the audit, audit-related or tax categories. The company generally does not request such services from the independent registered public accounting firm.

Prior to engagement, the audit committee pre-approves independent registered public accounting firm services within each category. The fees are budgeted and the audit committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the audit committee requires specific pre-approval before engaging the independent registered public accounting firm.

The audit committee has delegated specific pre-approval authority to the chairman of the audit committee, provided that the estimated fee for any such engagement does not exceed $75,000. The chairman of the audit committee must report, for informational purposes only, any pre-approval decisions to the audit committee at its next scheduled meeting.

Auditor Independence

We understand the need for McGladrey & Pullen, LLP to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of McGladrey & Pullen, LLP our audit committee has restricted the non-audit services that McGladrey & Pullen, LLP may provide to us primarily to audit-related services and tax services. The committee also has determined that we will obtain even these non-audit services from McGladrey & Pullen, LLP only when the services offered by McGladrey & Pullen, LLP are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. It is the committee’s goal that the fees we pay McGladrey & Pullen, LLP for non-audit services should not exceed the audit fees paid to McGladrey & Pullen, LLP.

Our audit committee has adopted restrictions on our hiring of any McGladrey & Pullen, LLP partner, director, manager, staff, advising member of the department of professional practice, reviewing actuary, reviewing tax professional and any other person having responsibility for providing audit assurance on any aspect of their certification of our financial statements. McGladrey & Pullen, LLP partners assigned to our audit rotate at least every five years, in accordance with professional standards.

AUDIT COMMITTEE REPORT

The primary purpose of the audit committee is to assist the board of directors in fulfilling its oversight responsibilities relating to accounting, reporting practices and the quality and integrity of the financial reports and other publicly disseminated financial information of the company. In this context, the audit committee has met with management (including our chief executive officer and chief financial officer) and McGladrey & Pullen, LLP, the company’s independent registered public accounting firm.

The audit committee held meetings with McGladrey & Pullen, LLP, both in the presence of management and privately. The audit committee discussed the overall scope and plans for McGladrey & Pullen, LLP’s audit, the results of their examinations, their evaluations of the company’s internal controls and the overall quality of the company’s financial reports.

The audit committee has reviewed and discussed the audited consolidated financial statements with management and McGladrey & Pullen, LLP. The audit committee also discussed with McGladrey & Pullen, LLP the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees), as amended by SAS No. 89 and SAS No. 90, as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

With respect to independence, the audit committee has received the written disclosures from McGladrey & Pullen, LLP required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees) and has discussed with McGladrey & Pullen, LLP its independence. The audit committee has also determined that all of its members are independent within the meaning of NASD Rule 4200(a)(15).

Based upon the reviews and discussions referred to above, the audit committee recommended to the board of directors, and the board has approved, the inclusion in the company’s Annual Report on Form 10-K for the year ended December 31, 2007 of the company’s consolidated financial statements as audited by McGladrey & Pullen, LLP for filing with the SEC.

Mark A. Ruelle (Chairman)

James E. Dauwalter

James B. Morgan

Dated: March 13, 2008

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Form 10-K:

(1)	FINANCIAL STATEMENTS:

Our consolidated financial statements are included herein:

(2)	FINANCIAL STATEMENT SCHEDULE:

Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable or the information is presented in our consolidated financial statements or related notes.

Description	Balance at beginning of year	Charged to Expense	Charged to Other Accounts		Deductions		Balance at End of Year
	(Dollars in thousands)
Year ended December 31, 2007
Allowance for doubtful accounts	$75	$654	$—		$(421	)(1)	$308
Deferred income tax valuation allowance	21,825	56	—		—		21,881

Year ended December 31, 2006
Allowance for doubtful accounts	75	—	—		—		75
Deferred income tax valuation allowance	1,350	14,560	5,915	(2)	—		21,825

Year ended December 31, 2005
Allowance for doubtful accounts	—	(68)	173	(3)	(30)		75
Deferred income tax valuation allowance	19	1,331	—		—		1,350

1)	Deductions are primarily related to the sale of UBE.
2)	Allocated purchase price related to a valuation allowance on acquired state tax credits from the Platte Valley Fuel Ethanol, LLC business combination in April 2006.
3)	Allocated purchase price adjustment from United Bio Energy, LLC business combination in May 2005.

(3)	EXHIBITS:

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated May 31, 2007, among US BioEnergy Corporation, US Bio Acquisition Sub, LLC and Millennium Ethanol, LLC (incorporated by reference to Annex A to Amendment No. 1 to US BioEnergy Corporation’s Registration Statement on Form S-4, filed with the SEC on July 27, 2007, File No. 333-144246)

2.2	Agreement and Plan of Merger, dated as of November 29, 2007, among VeraSun Energy Corporation, Host Acquisition Corporation and US BioEnergy Corporation (incorporated by reference to Exhibit 2.1 to US BioEnergy Corporation’s Current Report on Form 8-K, filed with the SEC on December 5, 2007, File No. 001-33203)

2.3	Membership Interest Purchase Agreement, dated December 5, 2007, by and between AgMotion, Inc. and US BioEnergy Corporation (incorporated by reference to Exhibit 2.1 to US BioEnergy Corporation’s Current Report on Form 8-K, filed with the SEC on December 11, 2007, File No. 001-33203)

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.5 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 4.6 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 27, 2006, File No. 333-136279)

4.2	Shareholders’ Agreement, dated December 13, 2006, by and between US BioEnergy Corporation and each of the shareholders of US BioEnergy Corporation parties thereto (incorporated by reference to Exhibit 4.4 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on May 21, 2007, File No. 333-143132)

10.1	First Amended and Restated Master Agreement for Design, Engineering and Construction of Dry Grind Ethanol Production Facilities (Projects in Advanced Development), dated August 10, 2006, between US BioEnergy Corporation and Fagen, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)†

10.2	Master Agreement for Design, Engineering and Construction of Dry Grind Ethanol Production Facilities (Future Development), dated August 1, 2006, between US BioEnergy Corporation and Fagen, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†

10.3	Master Loan Agreement, dated November 15, 2005, between US Bio Albert City, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 1, dated July 31, 2006, and as supplemented by the First Supplement, dated November 15, 2005, as amended, and the Second Supplement, dated November 15, 2005 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

Exhibit Number	Description
10.4	Continuing Guaranty, dated November 15, 2005, between US BioEnergy Corporation and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.5	Amendment No. 1 to Second Supplement to the Master Loan Agreement (Revolving Loan), dated as of October 19, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.11 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.6	Amendment No. 1 to the Amended and Restated Master Loan Agreement, dated as of October 19, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.10 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.7	Amendment No. 2 to the Amended and Restated Master Loan Agreement, dated November 1, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.9 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.8	Amendment No. 1 to the Third Supplement to the Master Loan Agreement (Term Loan), dated as of October 19, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.12 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.9	Allonge (Term Note), dated as of October 19, 2007, to the Term Note dated February 26, 2007, executed by US Bio Albert City, LLC (incorporated by reference to Exhibit 10.13 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.10	Amendment No. 1 to the Fourth Supplement to the Master Loan Agreement (Term Revolving Loan), dated as of October 19, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.14 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.11	Allonge, dated as of October 19, 2007, to the Term Revolving Note dated February 26, 2007, executed by US Bio Albert City, LLC (incorporated by reference to Exhibit 10.15 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.12	Master Loan Agreement, dated November 15, 2005, between Superior Corn Products, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 1, dated July 31, 2006, and as supplemented by the First Supplement, dated November 15, 2005, as amended, and the Second Supplement, dated November 15, 2005 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.13	Continuing Guaranty, dated November 15, 2005, between US BioEnergy Corporation and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.14	Amendment No. 2 to the Master Loan Agreement, dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.18 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

Exhibit Number	Description
10.15	Amendment No. 2 to the Amended and Restated Second Supplement to the Master Loan Agreement (Revolving Loan), dated November 1, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.16 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.16	Allonge to Amended and Restated Revolving Note, dated November 1, 2007, executed by US Bio Woodbury, LLC (incorporated by reference to Exhibit 10.17 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.17	Amendment No. 1 to the Amended and Restated Second Supplement to the Master Loan Agreement (Revolving Loan), dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.19 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.18	Amendment No. 1 to the Third Supplement to the Master Loan Agreement (Term Loan), dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.20 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.19	Amendment No. 1 to the Fourth Supplement to the Master Loan Agreement (Term Revolving Loan), dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.2 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.20	Allonge (Term Note), dated October 19, 2007, to the Term Note dated November 1, 2006, executed by US Bio Woodbury, LLC (incorporated by reference to Exhibit 10.21 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.21	Allonge (Term Revolving Note), dated October 19, 2007, to the Term Revolving Note dated November 1, 2006, executed by US Bio Woodbury, LLC (incorporated by reference to Exhibit 10.22 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.22	Redevelopment Contract, dated October 31, 2003, between Community Redevelopment Authority of the City of Central City, Nebraska and Platte Valley Fuel Ethanol, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.23	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)*

10.24	2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)*

10.25	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on May 21, 2007, File No. 333-143132)*

10.26	Services Agreement, dated November 2005, between US BioEnergy Corporation and Capitaline Advisors, LLC, as amended by the First Amendment, dated August 14, 2006 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

Exhibit Number	Description
10.27	Lease Agreement, dated June 1, 2006, between US BioEnergy Corporation and CHS Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.28	Amended and Restated Operating Agreement of United Bio Energy Fuels, LLC, dated March 31, 2006 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.29	Management Agreement, dated March 31, 2006, between United Bio Energy Fuels, LLC and CHS Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.30	Ethanol Sales and Marketing Agreement, dated March 31, 2006, between US BioEnergy Corporation and Provista Renewable Fuels Marketing, LLC (formerly known as United Bio Energy Fuels, LLC)††

10.31	Leased Employee Agreement, dated May 15, 2006, between United Bio Energy, LLC and United Bio Energy Fuels, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.32	Form of Incentive Stock Option Agreement under the US BioEnergy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)*

10.33	Stock Option Agreement, dated November 17, 2005, between US BioEnergy Corporation and Global Ethanol, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)*

10.34	Stock Option Agreement, dated November 17, 2005, between US BioEnergy Corporation and Capitaline Advisors, LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)*

10.35	Form of Incentive Stock Option Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*

10.36	Form of Non-Qualified Stock Option Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*

10.37	Form of Restricted Stock Award Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*

Exhibit Number	Description
10.38	Operating Agreement of Big River Resources Grinnell, LLC, dated February 1, 2007, between Big River Resources, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 7, 2007, File No. 001-33203)

10.39	Credit Agreement, dated February 7, 2007, among US Bio Platte Valley, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.40	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Platte Valley, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.7 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.41	Credit Agreement, dated February 7, 2007, among US Bio Ord, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.2 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.42	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Ord, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.3 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.43	Credit Agreement, dated February 7, 2007, among US Bio Dyersville, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.3 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.44	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Dyersville, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 2 to the Credit Agreement, dated November 1, 2007 (incorporated by reference to Exhibits 10.6 and 10.8 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.45	Credit Agreement, dated February 7, 2007, among US Bio Hankinson, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.4 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.46	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Hankinson, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.4 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.47	Credit Agreement, dated February 7, 2007, among US Bio Janesville, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.5 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.48	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Janesville, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.5 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

Exhibit Number	Description
10.49	Amended and Restated Lease, dated November 1, 2006, between CHS Inc. and US BioEnergy Corporation (incorporated by reference to Exhibit 10.7 to US BioEnergy’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2007, File No. 001-33203)

10.50	Amended and Restated Sublease Agreement, dated January 25, 2007, between UBE Services, LLC and Fagen Engineering, LLC (incorporated by reference to Exhibit 10.8 to US BioEnergy’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2007, File No. 001-33203)

10.51	Ethanol Sales and Marketing Agreement, dated February 1, 2007, between Provista Renewable Fuels Marketing, LLC and Big River Resources Grinnell, LLC (incorporated by reference to Exhibit 10.9 to US BioEnergy’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2007, File No. 001-33203)†

10.52	Amended and Restated Services Agreement, dated May 1, 2007, between Capitaline Advisors, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.43 to US BioEnergy’s Registration Statement on Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)

10.53	Railroad Car Lease Agreement, dated April 16, 2007, between Midwest Ethanol Transport, LLC and United BioEnergy Ingredients, LLC (incorporated by reference to Exhibit 10.44 to US BioEnergy’s Registration Statement on Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)

10.54	Railroad Car Lease Agreement, dated April 16, 2007, between Midwest Ethanol Transport, LLC and US Bio Ord, LLC (incorporated by reference to Exhibit 10.45 to US BioEnergy’s Registration Statement on Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)

10.55	Lease Agreement, dated July 10, 2007, between CHS Inc. and US Bio Energy Corporation (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on July 11, 2007, File No. 001-33203)

10.56	Change in Control Agreement, dated September 28, 2007, between US BioEnergy Corporation and Gordon W. Ommen (incorporated by reference to Exhibit 10.23 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)*

10.57	Change in Control Agreement, dated September 28, 2007, between US BioEnergy Corporation and each of Richard Atkinson, Gregory S. Schlicht, Chad Hatch and Kim Regenhard (incorporated by reference to Exhibit 10.24 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)*

10.58	Loan and Security Agreement, dated June 22, 2006, between Millennium Ethanol, LLC and Dougherty Funding, LLC (incorporated by reference to Exhibit 10.1 to Millennium Ethanol, LLC’s Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on June 18, 2007, File No. 000-52608)

10.59	Amended and Restated Loan and Security Agreement, dated August 31, 2006, between Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association, as amended by the First Amendment to Amended and Restated Loan and Security Agreement dated January 30, 2007, as amended by the Second Amendment to Amended and Restated Loan and Security Agreement dated November 2, 2007 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on November 6, 2007, File No. 001-33203)

10.60	Second Amended and Restated Guaranty, dated November 2, 2007, by US BioEnergy Corporation, to and for the benefit of LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on November 6, 2007, File No. 001-33203)

Exhibit Number	Description
10.61	First Amendment to the Amended and Restated Services Agreement, dated November 1, 2007, between US BioEnergy Corporation and Capitaline Advisors, LLC (incorporated by reference to Exhibit 10.5 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on November 6, 2007, File No. 001-33203)

10.62	Amendment No. 1 to the Agreement Regarding Ethanol Sales and Marketing effective as of March 31, 2006 by and between Provista Renewable Fuels Marketing, LLC and US BioEnergy Corporation

21	Subsidiaries of US BioEnergy Corporation

23.1	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Omitted portions for which confidential treatment has been granted have been filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated by asterisks (“*****”), and the omitted text has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

US BIOENERGY CORPORATION

Date: March 17, 2008	By:	/s/ GORDON W. OMMEN
Gordon W. Ommen
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title

/s/ GORDON W. OMMEN Gordon W. Ommen	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ RICHARD K. ATKINSON Richard K. Atkinson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ VIRG G. GARBERS Virg G. Garbers	Vice President and Controller (Principal Accounting Officer)

/s/ JAMES E. DAUWALTER James E. Dauwalter	Chairman of the Board

/s/ JAY D. DEBERTIN Jay D. Debertin	Director

/s/ CHARLES R. HAYNOR Charles R. Haynor	Director

/s/ JENNIFER A. JOHNSON Jennifer A. Johnson	Director

/s/ JAMES B. MORGAN James B. Morgan	Director

/s/ MARK A. RUELLE Mark A. Ruelle	Director

US BIOENERGY CORPORATION

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements

To the Board of Directors and Shareholders

US BioEnergy Corporation

We have audited the consolidated balance sheets of US BioEnergy Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007. Our audits also included the financial statement schedule of US BioEnergy Corporation listed in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statement, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) “Share-Based Payment” in 2006 and the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainties in Income Taxes” in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota

March 14, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Board of Directors and Shareholders

US BioEnergy Corporation

We have audited US BioEnergy Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of US BioEnergy Corporation as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion on those statements.

/s/ McGladrey & Pullen, LLP

Minneapolis, Minnesota

March 14, 2008

US BioEnergy Corporation

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$54,432	$170,099
Receivables (Related party 2007, $36,233; 2006, $11,163)	42,609	40,958
Inventories	40,368	28,420
Prepaid expenses and other current assets	9,989	7,306
Deferred income taxes	4,279	—

Total current assets	151,677	246,783

Goodwill	63,991	65,489
Other long-term assets	10,036	9,294

	74,027	74,783

Property and equipment, net	943,141	408,814

Total assets	$1,168,845	$730,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current maturities of long-term debt	$17,024	$8,131
Accounts payable	10,035	45,489
Accrued expenses and other current liabilities	20,170	5,483
Deferred income taxes	—	2,913
Notes payable	—	1,815

Total current liabilities	47,229	63,831

Long-term debt	413,298	140,128
Construction payable (Related party 2007, $21,750; 2006, $14,354)	31,488	14,944
Deferred income taxes	47,839	27,099
Other long-term liabilities	811	—

Total long-term liabilities	493,436	182,171

Total liabilities	538,965	246,002

Minority interest in consolidated subsidiary	3,921	—

Commitments and Contingencies

Shareholders’ Equity
Preferred stock, $0.01 par value, authorized 75,000,000 shares, issued none	—	—
Common stock, $0.01 par value, authorized 750,000,000 shares; 79,582,679 and 67,968,885 shares issued and outstanding as of December 31, 2007, and December 31, 2006, respectively	796	679
Additional paid-in capital	589,710	467,552
Retained earnings	33,753	16,147

Total shareholders’ equity	624,259	484,378

Total liabilities and shareholders’ equity	$1,168,845	$730,380

See notes to consolidated financial statements.

US BioEnergy Corporation

Consolidated Statements of Operations

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except per share data)

	2007	2006	2005
Revenues:
Product sales (Related party 2007, $502,153; 2006, $61,927)	$575,120	$105,692	$—
Other revenues	13,494	18,843	16,415

Total revenues	588,614	124,535	16,415

Cost of goods sold:
Cost of product sales	511,430	66,081	—
Other cost of goods sold	6,235	12,286	12,987

Total cost of goods sold	517,665	78,367	12,987

Gross profit	70,949	46,168	3,428
Selling, general and administrative expenses	41,130	27,089	8,016
Loss on impairment of assets	2,471	—	—

Operating income (loss)	27,348	19,079	(4,588)

Other income (expense):
Interest expense	(8,609)	(2,076)	(467)
Interest income	6,587	2,436	319
Other income, net	880	9,814	104
Equity in net income of unconsolidated subsidiary	2,827	456	—

Total other income (expense), net	1,685	10,630	(44)

Income (loss) before income taxes and minority interest	29,033	29,709	(4,632)
Income tax expense (benefit)	11,706	9,668	(401)

Income (loss) before minority interest	17,327	20,041	(4,231)
Minority interest in net loss of subsidiary	79	391	—

Net income (loss)	$17,406	$20,432	$(4,231)

Income (loss) per common share:
Basic	$0.24	$0.41	$(0.38)
Diluted	$0.23	$0.41	$(0.38)
Weighted average shares outstanding:
Basic	73,205	49,522	11,182
Diluted	74,112	50,440	11,182

See notes to consolidated financial statements.

US BioEnergy Corporation

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share data)

	Number of Class A Shares	Class A Common Stock	Class B Common Stock	Class B Common Stock Subscribed	Additional Paid-in Capital	Class B Common Stock Subscriptions Receivable	Retained Earnings (Deficit)	Total
Balance, December 31, 2004		$—	$27	$4,750	$1,219	$(4,750)	$(54)	$1,192
Issuance of 964,969 shares of Class B common stock		—	9	(1,263)	1,254	1,263	—	1,263
Conversion of shares of Class B common stock to Class A common stock	6,250,000	62	(36)	—	(26)	—	—	—
Issuance of shares of Class A common stock	24,590,125	246	—	(3,487)	100,523	3,487	—	100,769
Issuance of stock options for services		—	—	—	3,552	—	—	3,552
Costs of raising capital		—	—	—	(95)	—	—	(95)
Net loss		—	—	—	—	—	(4,231)	(4,231)

Balance, December 31, 2005	30,840,125	308	—	—	106,427	—	(4,285)	102,450
Issuance of shares of Class A common stock	36,888,308	369	—	—	376,884	—	—	377,253
Costs of raising capital		—	—	—	(16,156)	—	—	(16,156)
Stock issued under employee plans, net of cancellations	240,452	2	—	—	(2)	—	—	—
Stock-based compensation		—	—	—	399	—	—	399
Net income		—	—	—	—	—	20,432	20,432

Balance, December 31, 2006	67,968,885	679	—	—	467,552	—	16,147	484,378
Issuance of shares of Class A common stock in connection with acquisition	11,292,168	113	—	—	119,245	—	—	119,358
Stock options exercised	25,750	—	—	—	108	—	—	108
Stock issuances under employee plans, net of shares withheld for taxes and cancellations	290,390	4	—	—	(179)	—	—	(175)
Issuance of common stock under employee stock purchase plan	5,486	—	—	—	45	—	—	45
Stock-based compensation		—	—	—	2,939	—	—	2,939
FIN 48 adjustment		—	—	—	—	—	200	200
Net income		—	—	—	—	—	17,406	17,406

Balance, December 31, 2007	79,582,679	$796	$—	$—	$589,710	$—	$33,753	$624,259

See notes to consolidated financial statements.

US BioEnergy Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$17,406	$20,432	$(4,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	23,271	6,487	322
Amortization	1,189	1,031	487
Minority interest in net loss of subsidiary	(79)	(391)	—
Equity in net income of unconsolidated subsidiary	(2,827)	(456)	—
Distribution received from unconsolidated subsidiary	1,347	—	—
Stock-based compensation expense	2,939	399	3,552
Deferred income taxes	13,214	9,905	(677)
Change in derivative financial instruments	19,650	(6,785)	—
Gain on sale of 50% interest in Provista	—	(1,764)	—
Loss on impairment of assets	2,471	—	—
Other, net	666	—	—
Other changes in operating assets and liabilities, exclusive of acquisitions and dispositions:
Receivables	(11,487)	(34,191)	(11,219)
Inventories	(11,948)	(28,884)	(9,833)
Accounts payable	(18,025)	13,762	14,428
Accrued expenses and other current liabilities	16,012	3,012	899
Other, net	(24,724)	619	(52)

Net cash provided by (used in) operating activities	29,075	(16,824)	(6,324)

Cash Flows from Investing Activities
Purchases of property and equipment	(369,806)	(206,010)	(53,388)
Proceeds from the disposition of subsidiaries	4,826	2,400	—
Acquisitions of development stage companies, net of cash received	(15,633)	(21,481)	—
Deposits	4,307	(4,307)	—
Other, net	107	(830)	455

Net cash used in investing activities	(376,199)	(230,228)	(52,933)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	299,617	119,242	6,250
Payments of long-term debt	(51,429)	(1,645)	—
Net change in notes payable	(1,815)	13,951	(6,043)
(Decrease) increase in checks written on controlled disbursement account	(13,270)	6,787	3,556
Deferred financing costs paid	(1,717)	(977)	(1,032)
Proceeds from the issuance of shares of common stock	71	255,499	96,317
Deferred offering costs paid	—	(16,156)	(99)

Net cash provided by financing activities	231,457	376,701	98,949

Net (decrease) increase in cash and cash equivalents	(115,667)	129,649	39,692
Cash and Cash Equivalents
Beginning of year	170,099	40,450	758

End of year	$54,432	$170,099	$40,450

Supplemental Disclosure of Noncash Financing and Investing Activities
Property and equipment acquired through accounts payable	$31,488	$28,553	$12,318
Property and equipment acquired through the issuance of 73,500 shares of Class A common stock	—	—	294
Costs of raising capital in accounts payable	—	70	—
Non cash issuance of common stock	119,358	121,754	4,452
Supplemental Disclosures of Cash Flow information
Cash payments for interest, of which $16,637, $4,245 and $32 was capitalized in 2007, 2006 and 2005, respectively	20,007	5,936	469
Cash payments for income taxes	94	614	—

See notes to consolidated financial statements

US BioEnergy Corporation

Notes to Consolidated Financial Statements

Note 1:    Basis of Presentation and Significant Accounting Policies

Description of Business:

The Company owns and operates plants that produce corn-based ethanol and distillers grains utilizing dry-grind technology. The Company conducts its business through wholly-owned subsidiaries, as well as businesses that it owns less than a majority, or non-controlling interest in.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of US BioEnergy Corporation (US BioEnergy or USBE) and its wholly-owned subsidiaries, US Bio Albert City, LLC (Albert City); US Bio Dyersville, LLC (Dyersville); US Bio Hankinson, LLC (Hankinson); US Bio Janesville, LLC (Janesville); US Bio Ord, LLC (Ord); US Bio Marion, LLC (Marion); US Bio Platte Valley, LLC (Platte Valley); US Bio Woodbury, LLC (Woodbury); UBE Services, LLC (UBE Services) and United Bio Energy Ingredients, LLC (UBE Ingredients), collectively referred to as UBE and its 50% investment in Provista Renewable Fuels Marketing LLC, (Provista) and joint venture Big River Resources Grinnell, LLC (Grinnell), all of which are collectively referred to herein as the “Company”. All material intercompany accounts and transactions have been eliminated in consolidation.

Beginning September 1, 2006, the Company has accounted for its investment in Provista using the equity method of accounting. Under this method, the Company’s share of the net income or loss of Provista is recognized in the Company’s statement of operations and added to or deducted from investment in equity of unconsolidated subsidiary which is included in other long-term assets on the Company’s consolidated balance sheet. In addition, distributions received from Provista are reflected as a reduction of the investment.

Reclassification: During 2007, the Company made certain changes in its reporting of financial information. The effects of these reclassifications on the Company’s historical consolidated financial statements are reflected herein and had no effect on consolidated net income (loss) or net income (loss) per common share. The Company reclassified selected balances in its December 31, 2007 consolidated balance sheet from accounts payable to long-term construction payable and from other current liabilities to other current assets related to hedging activity.

A summary of significant accounting policies follows:

Use of estimates: The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt various accounting policies and to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results will differ from those estimates. Estimates significant to the consolidated financial statements include the evaluation of goodwill for potential impairment, stock-based compensation, the valuation allowance on deferred tax assets, the valuation of assets in businesses acquired and derivative financial instruments.

Revenue recognition: Revenues from the production of ethanol and distillers grains are recorded when title passes to the customer. Ethanol and distillers grains from the Company’s production plants are sold FOB shipping point. Ethanol revenues are recorded net of outbound freight, which is paid by the marketer, and marketing commissions.

For the period from January 1, 2006 to August 31, 2006, the Company recorded the activities of Provista on a consolidated basis. During this time period the Company’s customers were the customers of Provista; principally refining and marketing companies who blend ethanol with gasoline. On August 31, 2006, the Company discontinued consolidating Provista, because the Company was no longer the primary beneficiary, and

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

began accounting for its investment in Provista under the equity method of accounting. At that time the Company’s customer became Provista, its marketing joint venture. Since August 31, 2006, 100% of the Company’s ethanol sales have been to Provista, which, in turn, resells the ethanol to the refining and marketing companies. Revenues from Provista were $502.2 million for the year ended December 31, 2007, and $61.9 million for the year ended December 31, 2006, which represented the period beginning September 1, 2006 and ending December 31, 2006. For the period from January 1, 2006 to August 31, 2006, the time period in which the Company consolidated the sales of Provista, no one customer represented more than 10% of total revenues.

The Company receives incentives to produce ethanol from the state of Nebraska at its Platte Valley plant under the motor vehicle fuel credit program. In accordance with the terms of this agreement, incentive income is recognized when the Company produces ethanol. In both of the years ended December 31, 2007 and 2006, the Company recorded other revenues of $2.8 million in connection with this agreement.

Revenue recognition related to UBE prior to disposal in December 2007: Revenues from the sale of grains, ethanol and related products through the Company’s third-party distillers grains marketing and services businesses were recorded when title to the products transferred to the end user. In accordance with the Company’s agreements for the procurement of grain and marketing of ethanol and distillers grains for its third-party plant customers, the Company paid for the products and shipping costs, and billed the end user for the products delivered. The Company recognized revenues on these transactions on a net basis as commissions which represented the fixed margin between the amounts billed and amounts paid. The Company also engaged in commodity buying and selling under contracts that did not earn a fixed margin. The Company recognized revenues and costs on these transactions on a gross basis when title of the products transferred to the end user. Revenue earned from management agreements and trading and group buying services provided to customers was recognized when earned. Amounts billed or received prior to being earned were recorded as deferred revenue. The Company received quarterly incentive payments in connection with its third-party plant management agreements through UBE Services. Incentive revenue was recognized when no future performance contingencies existed.

Expense classification: Cost of goods sold primarily includes costs for raw material, inbound freight charges, purchasing and receiving costs, inspection costs, shipping costs, other distribution expenses, warehousing costs, depreciation, plant management and hourly compensation costs and general plant overhead charges. Gains or losses on exchange traded futures contracts are recognized in cost of goods sold using market-based prices.

Selling, general and administrative expenses consists primarily of salaries and expenses for management, administrative and accounting employees, computer systems infrastructure, as well as fees paid to outside service providers such as legal, audit and consulting firms.

Cash and cash equivalents: The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Debt financing arrangements that the Company’s subsidiaries have limit the subsidiaries ability to pay dividends or make distributions to USBE. Included in cash and cash equivalents is $30.6 million of cash held in subsidiaries, which is available for operations of the subsidiaries, however, not for corporate purposes.

Receivables: Receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts along with a general reserve. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when received. The Company has a significant concentration of accounts receivable with Provista. As of December 31, 2007 and 2006, accounts receivable from Provista accounted for 85.0% and 27.3%, respectively, of total accounts receivable.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Inventories: Raw material inventory, which consists of corn, chemicals, supplies and work in process inventories are stated at the lower of cost or market on the first-in first-out method. Finished goods inventory, which consists of ethanol and distillers grains are stated at the lower of average cost or market.

Property and equipment: Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives of the assets. Ordinary maintenance and repairs are charged to operating costs. Land is recorded at historical cost. Estimated useful lives are as follows:

Years
Land improvements	15
Buildings	40
Leasehold improvements	3 to 6
Machinery and equipment	5 to 15
Office furniture and equipment	3 to 5

Leasehold improvements are depreciated over the shorter of the term of the lease or their estimated useful lives. Costs associated with the Company’s ethanol plant construction projects, including capitalized interest, and costs associated with potential sites are recorded in construction in progress and will be depreciated upon the commencement of operations or expensed if the Company determines that it will not continue with the project.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group. An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.

Fair value of financial instruments: The carrying amounts reported on the balance sheets for cash and commercial paper, receivables, deposits, accounts and note payable and accrued interest approximate their fair values due to the short maturity of the instruments. Fair values for long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered for debt with similar terms and underlying collateral and approximates the recorded value of such debt.

Derivative financial instruments: The Company enters into forward cash purchase contracts for corn and natural gas and forward sales contracts for ethanol, and distiller grains, which meet the definition of a derivative under the Financial Accounting Standards Board (FASB) Statement of Accounting Standards (SFAS) No. 133, but qualify for the normal purchases or normal sales exception to fair value accounting. These contracts provide for the purchase of corn or natural gas and the sale of ethanol or distiller grains that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. These contracts are not marked to market in these financial statements.

In our attempt to manage price risk caused by market fluctuations, the Company generally follows a policy of using exchange traded futures, swaps and options contracts to manage risk on future ethanol sales and corn, natural gas, and denaturant purchases. The Company uses futures, swaps and options contracts to establish the purchase price of anticipated volumes of corn, natural gas, and denaturant requirements to be processed or purchased in a future month and to establish a sales price for anticipated volumes of ethanol. These contracts do not meet the requirements under SFAS No. 133 to qualify for the normal purchases and normal sales exception to fair value accounting, due to the fact that they do not result in physical delivery of the commodity and they contain net settlement provisions. These contracts are accounted for as derivative financial instruments at fair

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

value in the financial statements with changes in fair value being recorded in cost of goods sold. Cash flows related to these hedging activities are categorized in the same category as the item being hedged.

For the year ended December 31, 2007, the Company recorded net realized gains of $3.5 million and net unrealized losses of $19.4 million related to exchange traded derivatives, which were classified in cost of goods sold. For the year ended December 31, 2006, the Company recorded net realized gains of $1.5 million and net unrealized gains of $7.2 million. The Company’s position on exchange traded derivatives is $12.3 million and $7.2 million at December 31, 2007 and 2006, respectively, and is included in other current assets.

The fair value of the Company’s interest rate swap agreement is recognized as either an asset or liability in the consolidated balance sheets, with changes in fair value reported in interest expense in the consolidated statements of operations. In February 2007, the Company terminated its swap agreement when the Company entered into its new senior secured credit facilities.

Deposits: Deposits primarily relate to refundable deposits for the construction of natural gas pipelines and deposits on letters of credit.

Goodwill and intangible assets: Goodwill represents the excess of the purchase price of an acquired business over the amounts assigned to tangible and identified intangible assets acquired and liabilities assumed. Goodwill and intangible assets are reviewed for impairment annually or more frequently if certain impairment conditions arise. Goodwill that is impaired is written down to fair value.

Deferred financing costs: Deferred financing costs are being amortized to expense over the term of the related debt instrument by a method which approximates the interest method. Deferred financing costs related to debt facilities that are refinanced are written off at the time the refinancing takes place.

Accrued rail car lease payments: Certain repairs and maintenance on leased rail cars are paid and expensed over the terms of the operating leases. In addition, the Company accrues for estimated cost to repair damage to rail cars that are expected to be paid at the end of the lease term.

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

Income (loss) per common share: Basic income (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that would occur, using the treasury stock method, if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the Company’s earnings, unless such effects are antidilutive.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Segment reporting: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s ethanol plants, including operating plants and plants under construction, are managed as one operating segment.

Stock-based compensation: Effective January 1, 2006, the Company accounts for its share-based awards in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement requires that the costs of all employee share-based payments be measured at fair value on the award’s grant date and be recognized in the financial statements over the requisite service period.

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

The adoption of SFAS No. 123R resulted in compensation expense during 2006 of approximately $0.2 million related to employee option grants that would not have been expensed prior to the adoption of SFAS No. 123R and, therefore, the adoption of this statement did not have a significant effect on reported income before income taxes, net income, cash flows or basic and diluted earnings per common share compared to what would have been recorded under the previous guidance under SFAS No. 123 or Accounting Principles Board (APB) Opinion No. 25 (APB No. 25) for the year ended December 31, 2006.

As the Company used the minimum value method for pro forma disclosure purposes under the original provisions of SFAS No. 123, no pro forma disclosures for awards accounted for under APB No. 25 have been presented.

Recent Accounting Pronouncements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, (SFAS No. 160), which improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. This statement is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The Company has assessed SFAS No. 160 and has determined that the impact of the adoption of this statement will result in minority interest being reported as a component of shareholders equity.

In December 2007, the FASB issued SFAS No. 141 (revised 2007)(R), “Business Combinations” (SFAS No. 141(R)), to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements, as well as reduce the complexity of existing GAAP. This statement is effective for fiscal years beginning after December 15, 2008, and early adoption is not permitted. The provisions of SFAS 141(R) will only have an impact on the Company if it is party to a business combination after the pronouncement is adopted.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159) which included an amendment of FASB Statement 115. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

effective for fiscal years beginning after November 15, 2007 with early adoption permitted. SFAS No. 159 was adopted in January 2008 with no material impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value in generally accepted accounting principles, and expanding disclosures about fair value measurements. SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity- specific measurement. SFAS No. 157 was to be effective for the fiscal years beginning after November 15, 2007. On November 14, 2007, the FASB decided to grant a one-year deferral for non-financial assets and liabilities to comply with SFAS No. 157. The Company will continue the process of evaluating the effect that the adoption of SFAS No. 157 related to non-financial assets and liabilities. The Company adopted SFAS No. 157 on January 1, 2008 with no material impact on financial assets and liabilities.

The Company adopted the provisions of FASB Interpretation (FIN) No. 48—“Accounting for Uncertainty in Income Taxes”—an interpretation of SFAS No. 109 (FIN 48), on January 1, 2007. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As a result of the implementation of FIN 48, the Company recognized a $0.2 million decrease in the liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007 balance of retained earnings.

Note 2:    Receivables

Receivables as of December 31 are as follows (in thousands):

	2007	2006
Trade	$3,988	$27,937
Trade receivable from Provista (see Note 9)	36,233	11,163
Receivable from related party	—	1,050
Other	2,696	883

	42,917	41,033
Less allowance for doubtful accounts	308	75

Receivables	$42,609	$40,958

In March 2006, as part of the acquisition of Hankinson, the Company assumed a receivable of $1.1 million from Fagen, Inc. (Fagen), an entity owned by a shareholder of the Company. This receivable was collected in May 2007 when Fagen mobilized at the Company’s Hankinson construction site.

Note 3:    Inventories

Inventories as of December 31 are as follows (in thousands):

	2007	2006
Raw materials	$33,527	$16,668
Work-in-process	3,106	3,504
Finished goods	3,735	8,248

Inventories	$40,368	$28,420

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Note 4:    Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, are as follows (in thousands):

Total
Balance at December 31, 2005	$2,445
Changes resulting from acquisition of Platte Valley	63,657
Changes resulting from deconsolidation of Provista	(613)

Balance, December 31, 2006	65,489
Changes resulting from tax adjustment(1)	334
Changes resulting from impairment of UBE goodwill	(1,832)

Balance at December 31, 2007	$63,991

(1)	deferred tax adjustment related to the 2006 Platte Valley acquisition.

In September 2007, the Company determined that based on discounted estimated future cash flows, the carrying amount of the goodwill and customer lists and contracts, which were assigned to UBE Ingredients and UBE Services, its third-party distillers grains marketing and services business, exceeded its fair value in aggregate by $2.5 million. The aggregate impairment loss of $2.5 million consisted of an impairment of goodwill of $1.8 million and $0.7 million of customer lists and contracts.

Note 5:    Other Long-Term Assets

Other long-term assets as of December 31 are as follows (in thousands):

	2007	2006
Deferred financing costs	$5,805	$2,588
Less accumulated amortization	(1,439)	(455)

Deferred financing costs, net	4,366	2,133
Other assets	3,970	6,146
State tax receivable	1,700	—
Customer list and contracts	—	1,947
Less accumulated amortization	—	(932)

Total other long-term assets	$10,036	$9,294

Amortization expense related to these assets for the years ended December 31, 2007 and 2006 was $1.2 million and $1.0 million, respectively. Estimated amortization expense related to other long-term assets subject to amortization for the next five years is as follows (in thousands):

2008	$824
2009	977
2010	977
2011	954
2012	481
Thereafter	153

$4,366

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Note 6:    Sale of UBE

In December 2007, the Company sold its third-party distillers grains marketing and services business and received proceeds of $6.4 million, of which $0.5 million is being held in escrow. Related to the sale of UBE, the Company recorded a $0.5 million loss on the sale, which is included in selling, general and administrative expenses.

As part of this transaction, the Company sold assets of $11.9 million that primarily consisted of accounts receivable, net of $5.0 million of liabilities. Pursuant to the terms of the purchase agreement, the Company will receive payments equal to 35% of UBE’s net income after tax for the period from December 5, 2007 to September 30, 2008, and for the period from October 1, 2008 to September 30, 2009.

Note 7:    Property and Equipment

Property and equipment as of December 31 are as follows (in thousands):

	2007	2006
Land and land improvements	$47,223	$28,710
Buildings	94,391	74,080
Leasehold improvements	205	157
Machinery and equipment	270,168	224,232
Office furniture and equipment	5,448	2,359
Construction in progress	554,994	85,764

Property and equipment	972,429	415,302
Less: accumulated depreciation	29,288	6,488

Property and equipment, net	$943,141	$408,814

For the years ended December 31, 2007 and 2006, the Company capitalized interest of $16.8 million and $4.2 million, respectively, related to construction in progress.

Note 8:    Joint Venture

On February 1, 2007, the Company and Big River Resources, LLC (Big River) entered into an agreement (Operating Agreement) related to Grinnell. The Operating Agreement contained terms and conditions related to the operation and governance of Grinnell, an Iowa limited liability company formed for the purpose of developing, constructing, owning and operating an ethanol plant near Grinnell, Iowa. The Company and Big River each owned 50% of Grinnell. In exchange for its 50% interest in Grinnell, the Company contributed $4.0 million in cash and a build slot under the master design-build agreement between the Company and Fagen, Inc., dated August 10, 2006. Additional capital contributions in connection with the construction of the plant will be made as determined from time to time by the board of Grinnell. The Company and Big River each have the right to designate three managers to the board of managers of Grinnell.

Site work at the Grinnell plant commenced on December 1, 2006; however, due to lawsuits brought against Big River, and certain other defendants, including the county zoning board, related to zoning issues at the plant, no date has been set to mobilize Fagen, Inc., the design-builder for the project, to start the next phase of construction for the Grinnell plant. A majority of the contested issues were favorably decided for Big River on summary judgment, with Big River prevailing on the remaining issues at trial in September 2007. However, the

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

plaintiff requested a reconsideration of the decision, and because the plaintiff was unsuccessful, the Company believes that an appeal is likely. The Company has not provided significant additional funding for the Grinnell plant, since its original investment in February 2007. Management believes that there is no impairment on the Company’s investment in Grinnell.

The Company accounts for its investment in Grinnell on a consolidated basis, because it is a variable interest entity and the Company determined it is the primary beneficiary.

Note 9: Investment in Provista

In March 2006, the Company sold 50% of its membership interest in its wholly-owned subsidiary, Provista, to CHS Inc. (CHS), a shareholder of the Company, for $2.4 million, plus the assignment by CHS of a fuel delivery contract. UBE Services also assigned certain of its fuel delivery contracts to Provista and agreed to indemnify Provista for certain claims relating to Provista’s business prior to CHS becoming a member. A gain on the sale of $1.8 million was recognized in 2006 and was included in other income.

In connection with the assignment of the Company’s membership interest in Provista, the Company and CHS adopted an amended and restated operating agreement with Provista. The amended and restated operating agreement appoints CHS as the manager of Provista and provides that the business of Provista will be managed by CHS under a management agreement with Provista. In exchange for these management services, CHS is paid a fee established from time to time by Provista, and approved by both members, based upon a budget prepared by CHS. The management agreement with CHS will terminate upon the earlier of the dissolution of Provista, upon sixty days written notice by CHS if Provista files a petition for bankruptcy or breaches the management agreement and such breach remains uncured for a period of thirty days, or upon sixty days written notice by Provista if CHS files a petition for bankruptcy or CHS ceases to be a member of Provista.

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

On March 31, 2006, the Company entered into an agreement with Provista regarding ethanol sales and marketing. Pursuant to this agreement, the Company sells to Provista, and Provista markets on the Company’s behalf, all of the ethanol produced by the Company’s existing and future plants, except for the Marion plant. The ethanol marketing agreement has a current term through August 31, 2008, and thereafter will automatically renew for one-year additional terms, unless either party provides the other with ninety days written notice of non-renewal.

The Company had consolidated Provista’s financial position and results of operations through August 31, 2006, because Provista was a variable interest entity and the Company was the primary beneficiary. On August 31, 2006, the Company’s guarantee of Provista’s debt was terminated and Provista paid all outstanding indebtedness to the Company, except for trade receivables related to on-going business transactions. Total revenues for Provista as reflected in the statement of operations were $3.8 million for the period from January 1, 2006 through August 31, 2006 and $1.3 million for the period from May 1, 2005 through December 31, 2005. Total assets of Provista at the time of deconsolidation, were $42.0 million, and primarily consisted of accounts receivable of $23.6 million, inventory of $17.3 million, property and equipment of $0.6 million and intangible assets of $0.4 million. Total liabilities were $42.0 million and primarily consisted of accounts payable of $28.1 million and notes payable of $12.5 million.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Beginning September 1, 2006, the Company has accounted for its investment in Provista as an unconsolidated subsidiary under the equity method of accounting.

The following provides summarized Provista financial information for balance sheets as of December 31, 2007 and 2006, and statements of operations for the following periods.

	As of December 31, 2007	As of December 31, 2006
Current assets	$68,406	$45,841
Non-current assets	750	984
Current liabilities	63,178	42,857

	Year ending December 31, 2007	Period from September 1, to December 31, 2006

Net sales	$8,884	$3,071
Net income	5,654	911

Note 10: Notes Payable and Long-Term Debt

As of December 31, 2007, $363.8 million was outstanding under various credit facilities with AgStar, as administrative agent and as a lender, and a group of other lenders, which was comprised of $121.7 million of construction loans, $187.3 million of senior secured term loans and $54.8 million of revolving term loans. In addition, the Company had availability of $30.0 million, under seasonal revolving loans that are available for working capital needs of which no amounts were outstanding as of December 31, 2007, and $4.0 million was used for letters of credit.

On February 7, 2007, the Company entered into five senior secured credit facilities with AgStar, as administrative agent and as a lender, and a group of other lenders that provided funding for its Hankinson, Janesville, Dyersville and Ord projects and refinanced its Platte Valley senior secured credit facilities. The senior secured credit facilities provided construction loans, senior secured term loans, revolving term loans and seasonal credit facilities. In addition to the amounts outstanding, the Company had $166.6 million of availability under these construction loans at December 31, 2007. The construction loans included up to $5.0 million per project to be available for letters of credit. Under these credit facilities the Hankinson, Janesville, Dyersville and Ord construction loans provided the funding necessary to finance up to 60% of construction costs. Before funds are available under these credit facilities, the Company must provide for the first 40% of the construction costs. Each of the Company’s construction loans under these agreements will convert to a senior secured five-year term loan and a revolving term loan 120 days after substantial completion of the project. In addition, each construction project has a $10.0 million seasonal revolving credit facility available upon conversion of each construction loan to a term loan. At December 31, 2007, the Company had an outstanding construction payable of $31.5 million, which it expects to finance with the existing construction loans.

The Platte Valley refinancing of $90.0 million, was structured as a senior secured term loan, a revolving loan and a seasonal revolving loan under this senior secured credit facility and was used to repay its previous term loans and construction loans with a different lender.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

In September 2007, the Ord construction loan was converted to a senior secured term loan, a revolving loan and a seasonal revolving loan.

In March 2007, the Albert City construction loan was converted to a term loan, a revolving loan, and a seasonal revolving loan. Albert City entered into this senior secured credit facility in November 2005, with AgStar, as administrative agent and as a lender, and a group of other lenders to finance the development and construction of our Albert City ethanol plant.

In November 2006, the Woodbury construction loan was converted to a term loan and a revolving loan. Woodbury entered into this senior secured credit facility in November 2005, with AgStar, as administrative agent and as a lender, and a group of other lenders to finance the development and construction of the Woodbury ethanol plant.

All of the AgStar senior secured term loans contain incentive based pricing that is based on levels of equity, which will reduce the interest rate ranging from 150 to 300 basis points above the one-month LIBOR rate. These agreements, which are associated with each ethanol plant, require quarterly payments of up to $5.0 million annually based on excess cash flow calculations reducing the principal balance.

As of December 31, 2007, Marion had outstanding borrowings under a Dougherty Funding LLC (Dougherty) construction loan of $62.2 million and no amounts outstanding on its revolving credit facility. On August 29, 2007, the Company acquired Millennium Ethanol, LLC, a development stage company, and subsequently changed its name to US Bio Marion, LLC (Marion). Marion’s senior construction loan with Dougherty Funding LLC (Dougherty) has a total commitment of $90.0 million, and a seasonal revolving loan of up to $7.0 million. Amounts available under these construction loans at December 31, 2007, were $27.8 million. The terms of the senior construction loan commitment allow advances to be made through May 31, 2008. The construction loan converts to a term loan no later than 23 months after substantial completion of the plant. After conversion of the senior construction loan to a term loan, payments will be based on monthly amortized payments of principal and interest sufficient to amortize the remaining unpaid principal balance to a maturity date of March 31, 2013. The construction loan is secured by substantially all of the assets of Marion. The revolving line of credit is secured by Marion’s inventory and accounts receivable and expires on May 28, 2009. Marion also has availability of $7.3 million under a letters of credit agreement with First Bank & Trust, a South Dakota state bank, to be issued on behalf of Marion to satisfy the requirements of certain utility service providers to secure Marion’s contractual obligation to them under certain agreements with these service utility providers. As of December 31, 2007, Marion had outstanding letters of credit with First Bank & Trust of $2.0 million.

All the loans contain a number of covenants restricting additional indebtedness, payment of dividends, investments or capital expenditures, transactions with affiliates and other restrictions, including certain debt covenants. In addition, all debt is secured by all of the assets of the respective ethanol plant.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Notes payable and long-term debt consisted of the following at December 31 (in thousands):

	2007	2006
Long-Term Debt
Construction loans bearing interest at 3.15% above the one-month LIBOR, interest payable quarterly	$121,696	$—
Construction loan bearing interest at 4.00% above the three-month LIBOR, interest payable monthly	62,164	—
Senior secured term loans bearing interest ranging from 2.90% above the one-month LIBOR, with monthly principal and interest payments through February 2012 and September 2012, the respective dates of maturity for remaining principal	97,013	—
Senior secured term loan bearing interest at 3.25% above the one-month LIBOR, with quarterly principal and interest payments through November 2011 and March 2012, the respective dates of maturity for remaining principal	90,336	27,660
Revolving term loans bearing interest ranging from 2.90% to 3.25% above the one-month LIBOR, interest payable monthly, due on various dates ranging through February 2012 and September 2012	46,763	—
Revolving term loan bearing interest at 3.25% above the one-month LIBOR, interest payable monthly, due November 2011	8,000	8,000
Two term loans bearing interest at 3.30% and 3.80% above the three-month LIBOR, refinanced in 2007	—	18,388
Construction loans converted to term loans upon completion of construction	—	90,720
Community redevelopment revenue bonds and economic development loans	4,350	3,491

	430,322	148,259
Less current maturities	17,024	8,131

Total long-term debt	$413,298	$140,128

	2007	2006
Notes Payable
Note payable to ICM, Inc., bearing interest at 0.75% above the prime rate, interest payable monthly, due on demand, repaid in 2007	$—	$315
$3,500 Revolving loan bearing interest at 3.25% above the one-month LIBOR, interest payable monthly with outstanding principal balance due October 31, 2007		1,500

Total notes payable	$—	$1,815

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

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

The future annual aggregate maturities of long-term debt as of December 31, 2007 are estimated to be as follows (in thousands):

Year Ending December 31,
2008	$17,024
2009	25,532
2010	29,580
2011	59,780
2012	201,862
Thereafter	96,544

$430,322

Note 11:    Earnings Per Common Share

A reconciliation of net income (loss) and weighted average common stock share amounts used in the calculation of basic and diluted income or loss per share for the years ended December 31 are as follows (in thousands, except share and per share data):

	2007	2006	2005
Basic income (loss) per share:
Net income (loss)	$17,406	$20,432	$(4,231)
Weighted average shares outstanding—basic	73,205,079	49,521,729	11,182,010

Basic net income (loss) per share	$0.24	$0.41	$(0.38)

Diluted income (loss) per share:
Net income (loss)	$17,406	$20,432	$(4,231)
Weighted average shares outstanding	73,205,079	49,521,729	11,182,010
Net dilutive effect of common stock equivalents	906,601	917,865	—

Weighted average shares outstanding—diluted	74,111,680	50,439,594	11,182,010

Diluted net income (loss) per share	$0.23	$0.41	$(0.38)

Options outstanding of 433,325, 619,875 and 1,969,875 in 2007, 2006 and 2005, respectively, and restricted stock of 368,085 and 239,452 in 2007 and 2006, respectively, were not included in the computation of income per share because their effect would have been antidilutive. There were no restricted stock awards in 2005.

Note 12:    Shareholders Equity

In August 2007, the Company issued 11,292,168 shares of common stock valued at $119.4 million, to purchase Marion. In December 2006, the Company completed an initial public offering (IPO) in which it sold 11,500,000 shares of common stock, for net proceeds of $149.7 million, after deducting $11.3 million of underwriters discount and commissions and related offering costs. In April 2006, the Company issued 11,249,995 shares of common stock valued at $100.8 million, to purchase Platte Valley, which included a 50.2% interest in Ord. Concurrently with the closing of the Platte Valley transaction, the Company issued 1,551,250 shares of common stock, valued at $13.9 million to purchase the remaining 49.8% interest in Ord. In March 2006, the Company issued 787,500 shares of common stock, valued at $7.1 million to purchase Hankinson. In March 2006, the Company issued 11,175,000 shares of common stock and raised $94.4 million through a private placement of its common stock. In November 2005, the Company issued 8,750,000 shares of common stock

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

valued at $35.0 million to CHS. In September 2005, the Company issued 14,058,750 shares of common stock and raised $56.2 million through a private placement of its common stock.

Note 13:    Stock-Based Compensation and Payments

For the years ended December 31, 2007 and 2006, the Company recognized expenses of $2.9 million and $0.4 million, respectively, for all stock-based compensation arrangements, and recognized related deferred income tax benefits of $0.9 million and $0.1 million, respectively. In 2005, the Company recognized stock-based compensation expense to non-employees of $3.6 million for stock-option grants which were included in selling, general and administrative expense. For the same period, an income tax benefit of $1.3 million was recorded for stock-based compensation, with a related valuation allowance established. The valuation allowance on this item was reversed in 2006. In addition to the options granted under the Plans, the Company has 1,625,000 options outstanding which were granted outside of the Company’s 2005 Plan.

Stock Incentive Plans: The Company’s 2006 stock incentive plan provides for the issuance of stock-based awards, including stock options and restricted stock, to employees and directors. Stock options under these plans generally have a seven to ten year life, an exercise price equal to the fair market value on the grant date, and a five year vesting period. During the vesting period, ownership of these shares cannot be transferred. Restricted stock granted to employees generally vests in three to five years as long as the employees are still employed by the Company. The restricted stock granted to the Board of Directors vests on the date of the Company’s annual shareholders’ meeting. As with stock options, restricted stock ownership cannot be transferred during the vesting period.

The maximum number of shares reserved under the Plan is 6,560,943 shares of Class A common stock (Award Shares). Award Shares covered by expired or terminated stock options and forfeited shares of restricted stock may be used for subsequent awards under the Plan. The Company has the ability to settle equity awards by issuing shares held in treasury or through the issuance of authorized but unissued common stock. As of December 31, 2007, there were 5,359,965 shares available to be awarded under the 2006 Plan. No awards shall be granted under the 2006 Plan more than ten years after the date of adoption of the 2006 Plan.

The Company also had an Employee Stock Purchase Plan (ESP Plan) which allowed eligible employees an opportunity to purchase shares of the Company’s common stock at a discounted price. Stock sales under the ESP Plan resulted in the recognition of compensation expense related to the entire discount provided. On December 6, 2007, the Company announced that the ESP Plan was suspended indefinitely due to the pending merger with VeraSun.

Restricted stock: Under the 2006 plan, the Company awarded 24,240 shares of restricted stock in April 2007 to local advisory board members. In May and October of 2007, the Company issued 21,612 and 3,862 shares of restricted stock, respectively, to the Board of Directors, and in August 2007 the Company granted 338,707 shares of restricted stock to employees. In December 2006, the Company awarded 223,952 shares of restricted stock to certain employees and 19,250 shares of restricted stock to certain members of the Company’s Board of Directors under the 2006 Plan. The Company historically applied an average annual forfeiture rate of 2% when calculating the number of shares expected to vest, based upon comparable information for similar businesses. During the second quarter of 2007, the Company re-evaluated the forfeiture rate, and as a result of this evaluation, the Company will be applying a new forfeiture rate of 15% on any future grants, except those grants to board members, which do not have a forfeiture rate. Unrecognized compensation expense related to the restricted stock grants was approximately $5.2 million at December 31, 2007, which is expected to be recognized over a weighted average period of 2.3 years. In January 2008, the Company issued 432,542 shares of restricted stock to employees, of which 195,142 shares will vest immediately upon change in control.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

A summary of nonvested restricted shares for the year ended December 31, 2007 is as follows:

	Number of Nonvested Shares	Weighted- Average Grant Date Fair Value
Outstanding on December 31, 2006	239,452	$14.00
Granted	388,421	$11.04
Vested	(78,887)	$14.06
Forfeited	(83,469)	$12.74

Outstanding on December 31, 2007	465,517	$11.77

Stock Options: There were no stock options granted during the year ended December 31, 2007, and the weighted average grant date fair value of stock options granted during the years 2006 and 2005 was $8.18 and $1.99, respectively. During the year ended December 31, 2007, 25,750 options, which had an intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price of an option) of $0.2 million, were exercised for cash proceeds of $0.1 million. The exercise of the stock options resulted in a tax benefit of $36 thousand for the Company. The Company issued new shares to satisfy this exercise. In 2006, 1,000 options, with an intrinsic value of $8 thousand, were exercised for cash proceeds of $4 thousand. The Company expects to satisfy exercises of options in the future through the issuance of authorized but unissued common stock.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions (the minimum value method was used for 2005):

	Years Ended December 31,
	2006	2005
Expected term (in years)	6.5	7 – 10
Risk free interest rate	4.61%	4.4% to 4.6%
Expected volatility	57.0%	N/A
Expected dividend yield	0%	0%

The Company used the Black-Scholes option pricing model to estimate the fair value of stock option awards. The Company historically applied an average annual forfeiture rate of 2% when calculating the number of shares expected to vest, based upon comparable information for similar businesses. During the second quarter of 2007, the Company re-evaluated the forfeiture rate, and as a result of this evaluation, the Company will be applying a new forfeiture rate of 15% on any future grants, except those grants to board member, which do not have a forfeiture rate.

The expected term assumption used in the option pricing model was based on the “safe harbor” approach under SEC Staff Accounting Bulletin No. 107, where the “expected term = ((vesting term + original contractual term) / 2).” The expected stock price volatility assumption was based on the average volatility of a similar public company for the period prior to the Company’s initial public offering. The risk free interest rate assumption was based on the implied yield currently available on U.S. Treasury zero coupon issues with remaining term equal to the expected term. A projected dividend yield of 0% was used in the valuation based on the historical experience of the Company.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

A summary of our stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding on December 31, 2006	2,505,750	$6.42
Granted	—	—
Exercised	(25,750)	4.19
Forfeited	(239,571)	11.52
Expired	(9,904)	5.51

Outstanding on December 31, 2007	2,230,525	$5.92	8.08	$13,888

Exercisable at December 31, 2007	1,824,421	$4.47	7.92	$13,387

As of December 31, 2007, there was $2.8 million of unrecognized compensation expense related to nonvested stock options. This amount is expected to be recognized as compensation expense over a weighted average period of 3.8 years.

In September 2007, the Company entered into a change in control agreement with each of its executive officers, which provides severance payments and continued welfare benefits to the applicable executive officers if the executive officer’s employment with the Company is terminated by the Company other than for cause or if it’s executive officer resigns for good reason, in each case within two years following a change in control of the Company. The merger with VeraSun will constitute such a change in control. If each of the executive officers of the Company became entitled to the payments provided for in the change in control agreement, such executive officers would receive, in the aggregate, severance payments and continued welfare benefits of approximately $6.0 million and accelerated vesting of equity awards with respect to options for the purchase of 228,253 shares of the Company’s common stock with an average exercise price of $13.71 per share and 335,094 shares of restricted stock with a weighted-average grant date fair value of $9.43.

Note 14:    Acquisitions

Development Stage Companies

Marion:

On May 31, 2007, the Company, and Millennium Ethanol, LLC, a South Dakota limited liability company, entered into an Agreement and Plan of Merger, which provided for the acquisition of Millennium by the Company. On August 29, 2007, the Company completed the acquisition of Millennium for total aggregate net consideration of $130.9 million, which was comprised of 11,292,168 shares of US BioEnergy Common Stock, and $11.6 million of cash. The Company also incurred transaction costs of $4.1 million. The total purchase price, including transaction costs, was $135.0 million. The value of the common shares issued was determined based on the average per share closing price of the Company’s common stock on the NASDAQ Global Market for the ten most recent trading days ending on the trading day one day prior to the date of the special meeting, which was held on August 28, 2007.

Millennium was a development stage company that was in the process of constructing an ethanol plant near Marion, South Dakota. The Company changed the name to US Bio Marion, LLC upon completion of the acquisition. The Company acquired this development stage company to increase its total production capacity.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

The operations of Marion were included in the Company’s consolidated financial statements beginning on August 29, 2007.

The purchase price was allocated to the assets acquired based upon their estimated relative fair values. The Company has estimated the fair values of the acquired assets based on a number of factors, primarily by applying an inflation factor to actual construction costs incurred. The excess of the purchase price of $67.3 million over the fair value of the assets acquired was also allocated to plant and equipment. Property and equipment acquired consisted primarily of the values assigned to the construction that was in progress at the time of acquisition, which will be depreciated over the estimated useful lives, which range from 3 to 40 years, of the related assets once operations commence. The final purchase price allocation was as follows (in thousands):

Cash and cash equivalents	$42
Other current assets	305
Property and equipment, net	181,249
Other long-term assets	1,500

Total assets acquired	183,096
Accounts payable	(14,188)
Long-term debt	(33,875)

Total liabilities assumed	(48,063)

Net assets acquired	$135,033

Hankinson:

On March 31, 2006, the Company acquired all the outstanding common shares of Hankinson, a development stage company. The operations of Hankinson were included in the Company’s consolidated financial statements beginning April 1, 2006. Hankinson was formed in 2005 to develop, construct, own and operate an ethanol plant near Hankinson, North Dakota. The Company commenced construction at Hankinson in the third quarter of 2006. The Company acquired this development stage company in order to increase its total production capacity.

The aggregate purchase price was $8.1 million, including approximately $1.0 million of cash and 787,500 shares of the Company’s Class A common stock valued at approximately $7.1 million. The value of the common shares issued was determined based on a valuation of the Company’s common stock using a discounted cash flow analysis.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Hankinson acquisition. Property and equipment acquired consisted primarily of the value assigned to a contract to build an ethanol plant, which will be depreciated over the estimated useful lives of the related assets once the plant construction is completed and operations commence. The deferred tax liability related to the amount assigned to property and equipment in excess of the tax basis of these assets. The final purchase price allocation was as follows (in thousands):

Cash	$277
Receivable from related party—Fagen, Inc., an entity owned by a shareholder	1,050
Property and equipment	10,243

Total assets acquired	11,570
Deferred tax liability	(3,464)

Net assets acquired	$8,106

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Business Combinations:

On April 30, 2006, the Company acquired all of the outstanding common shares of Platte Valley and Ord. At the time, Platte Valley owned 50.2% of Ord. Concurrently with the closing of the Platte Valley transaction, the Company issued shares of its common stock to purchase the remaining 49.8% interest in Ord. The results of their operations have been included in the Company’s consolidated financial statements beginning May 1, 2006. At the time of acquisition, Platte Valley was operating as a 50 mmgy ethanol plant near Central City, Nebraska. In November 2006, the Company completed an expansion project at the Platte Valley plant, which resulted in total production capacity of 100 mmgy. At the time of acquisition Ord was a development stage company, formed in 2005 to develop, construct, own and operate an ethanol plant near Ord, Nebraska. Ord began production in May of 2007.

These transactions allowed the Company to expedite its expansion into the ethanol market since Platte Valley’s initial plant has been operational since 2004 and its expansion efforts were underway, and the new construction at Ord, Nebraska, was in progress. The primary factor that resulted in recognition of goodwill was the impact on the purchase price of the expected favorable spread between the sales price of ethanol and its co-products as compared to the related production costs.

The aggregate purchase price was $154.7 million, including $40.0 million of cash and 12,801,245 shares of the Company’s Class A common stock valued at approximately $114.7 million. The value of the common shares issued was determined based on a valuation of the Company’s common stock using a discounted cash flow analysis.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Platte Valley and Ord acquisition. Property and equipment acquired included $9.3 million assigned to contracts to build the Ord ethanol plant and expand Platte Valley’s plant, which is being depreciated over the estimated useful lives of the related assets once construction was completed and operations commenced. The deferred tax liability related to the amount assigned to property and equipment in excess of the tax basis of these assets. The final purchase price allocation was as follows (in thousands):

Cash	$19,292
Other current assets	4,616
Property and equipment	113,802
Other assets	1,802
Goodwill	63,657

Total assets acquired	203,169

Current liabilities, excluding current maturities of long-term debt	(7,492)
Long-term debt	(24,412)
Deferred tax liability	(16,427)
Other long-term liabilities	(139)

Total liabilities assumed	(48,470)

Net assets acquired	$154,699

In connection with the above purchase price allocations for the operational ethanol plant and development stage ethanol companies acquired, the Company gathered information and compared the purchase prices for these acquisitions with the construction costs of the ethanol plants internally developed by the Company for which it had negotiated construction contracts at approximately the same time as these acquisitions. Based on this

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

analysis, the Company determined that as of the dates of these acquisitions there had been a significant increase in the construction costs of ethanol plants, compared to the construction costs agreed upon under the construction contracts the Company acquired in these transactions and, even more so, as compared to the existing operating plant at Platte Valley. Accordingly, significant portions of the purchase prices for these acquisitions have been allocated to property and equipment related items, including the operational plant at Platte Valley, the existing contracts acquired to build plants at Ord, Hankinson and Woodbury, and the contract acquired to expand Platte Valley, which include site acquisition and development costs. In addition, no amounts were allocated to customer based intangibles, since these acquired entities had no favorable contracts or other relationships with customers that could not be obtained in the open market at the time of acquisition. The tax deductible goodwill associated with the Platte Valley acquisition was approximately $24.0 million.

Unaudited pro forma consolidated results of operations for the years ended December 31, 2006 and 2005, as though Platte Valley and Ord had been acquired as of the beginning of 2005 are as follows (in thousands, except per share data):

	2006	2005
Total revenues	$157,188	$104,461
Net income	$26,020	$9,538
Net income per share—basic	$0.47	$0.39
Net income per share—diluted	$0.46	$0.39
Weighted average shares outstanding:
Basic	55,102	24,578
Diluted	56,913	24,578

Note 15:    Commitments, Contingencies and Credit Risk

Master design-build letter agreement: In August 2006, the Company entered into master design-build agreements with Fagen, Inc., a related party (see Note 16), that provide the Company with a number of build slots for ethanol plants through 2010. These agreements supersede a previous master design-build agreement with Fagen Inc. dated January 31, 2005.

In connection with the Company’s acquisitions of Platte Valley, Ord, Hankinson and Marion, the Company assumed agreements with Fagen Inc. to expand the Platte Valley plant and to construct the Ord, Hankinson and Marion ethanol plants. As of December 31, 2007, the outstanding construction commitments to Fagen, Inc. for all the Company’s current construction projects totaled approximately $102.3 million.

On December 8, 2006, the Company entered into an agreement with an unrelated entity to waive its rights under one of the master agreements with respect to a single committed plant so as to permit Fagen, Inc. to negotiate and execute a design-build agreement with the other entity with respect to a single dry-grind fuel grade ethanol plant. As consideration for this agreement, the Company received $8.0 million in December 2006, which was recognized as other income at that time. In May 2007, the Company received an additional $4.0 million when Fagen, Inc. mobilized at the construction site, which was recognized as other income at that time.

Forward purchase contracts: The Company’s forward contracts are deemed “normal purchases and normal sales” under FASB Statement No. 133, and, therefore, unrealized gains and losses on these contracts are not recognized in the Company’s financial statements. As of December 31, 2007, the Company had outstanding commitments to purchase approximately 72.2 million bushels of corn and 2.1 million MMBTUs of natural gas for its ethanol production plants, for which the related commodity had not been delivered.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Contingencies: The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdiction in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of material at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health, and the production, handling, storage and use of hazardous materials to prevent environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable and the costs can be reasonably estimated. No such liabilities were recorded at December 31, 2007.

The Company is involved in various legal and regulatory proceedings which arise in the ordinary course of business. In December 2006, a former equity holder of Platte Valley, which the Company acquired in April 2006, asserted claims against the Company, Roland (Ron) Fagen and an entity controlled by Mr. Fagen in the District Court of Douglas County, Nebraska, relating to the Company’s acquisition of Platte Valley alleging, among other things, fraud and breach of fiduciary duty. The plaintiff seeks unspecified damages. The Company believes the claims lack merit.

US BioEnergy and Gordon W. Ommen, James B. Morgan, Jennifer A. Johnson, Clifford F. Mesner, Mark A. Ruelle, James E. Dauwalter and Jay D. Debertin, each a current or former member of the board of directors, were named as defendants in a purported class action lawsuit brought by Paul D. Blumstein in the Circuit Court of the Sixth Judicial Circuit in Pierre, South Dakota. The original complaint was filed on December 19, 2007, and amended on January 25, 2008. The plaintiff alleged that the individual defendants breached their fiduciary duties in connection with the transaction contemplated by the merger agreement with VeraSun. The plaintiff sought certain equitable relief, including enjoining the merger, and an award for attorneys’ fees and other costs. On March 12, 2008, the parties entered into a memorandum of understanding for a settlement of the action. Both we and our Board of Directors continue to deny any wrongdoing but believe that the time and expense that would be incurred in further litigation and the uncertainty inherent in such litigation make settlement appropriate.

Management believes that an adequate provision for probable losses has been made and, accordingly, believes that the ultimate disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Credit risk: The Company extends credit to customers in the ordinary course of business. A substantial portion of its customers’ ability to honor their contracts is dependent upon the ethanol industry. The Company has a significant concentration of accounts receivable with Provista, its ethanol marketing joint venture, to which it currently sells all its ethanol.

The Company maintains its cash balances with commercial banks in deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 2007, the Company had $19.5 million of cash equivalents which were invested in money market funds held through one banking institution.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Lease commitments: The Company leases hopper rail cars used to transport distillers grains and corporate office space under operating leases. The Company’s future minimum lease payments are as follows (in thousands):

Leases
2008	$3,315
2009	2,945
2010	2,484
2011	2,372
2012	2,068
Thereafter	2,141

$15,325

The total rental expense for all operating leases for the year ended December 31, 2007 was $4.0 million and the net rental expense, after deducting rental income of $2.7 million from subleases to third-parties was $1.3 million. The total rental expense for all operating leases for the year ended December 31, 2006 was $5.7 million and the net rental expense, after deducting rental income of $4.8 million from subleases to third-parties was $0.9 million. The Company is currently in the process of assigning a number of these cars to other ethanol producers.

The Company is responsible for repairs and maintenance on the hopper rail cars, as well as damages that are assessed at the end of the lease term. Accruals recorded for estimated damages as of December 31, 2007 and 2006 were $0.9 million and $0.3 million, respectively.

Guarantees: On November 2, 2007, the Company entered into a Second Amended and Restated Guaranty, the terms of which provide that the Company will guarantee up to the lesser of 50% or $10.0 million of Provista’s debt outstanding pursuant to the Amended and Restated Loan and Security Agreement dated as of August 31, 2006, between Provista and LaSalle Bank National Association, as subsequently amended. The agreement provides a recourse provision. None of the assets of Provista are held as collateral to cover exposure of the guarantee. Prior to the execution of the guaranty by the Company, CHS had guaranteed up to $20.0 million of Provista’s indebtedness under the loan agreement. Following the execution of the guaranty, CHS’s guarantee was reduced to $10.0 million by the execution of a Guarantee substantially similar to that executed by the Company.

Note 16:    Related Party Transactions

Transactions with Capitaline Advisors, LLC and Affiliates

Capitaline Advisors, LLC (Capitaline Advisors) is owned by Gordon Ommen, the Company’s Chief Executive Officer and President and a major stockholder. Capitaline Advisors provides the Company with consulting and administrative services and office space in Brookings, South Dakota, pursuant to a services agreement. For the years ended 2007, 2006 and 2005, the Company paid Capitaline Advisors $0.2 million, $0.8 million and $0.3 million, respectively, for the services and office space provided under this agreement. In addition, the Company paid Capitaline Advisors a monthly fee for travel services, including the use of aircraft owned by Capitaline Advisors, and other miscellaneous expenses. The Company had previously entered into two aircraft lease agreements with Capitaline Advisors pursuant to which we paid a monthly fee as well as hourly usage fees for the use of two airplanes owned by Capitaline Advisors. On October 31, 2007, the Company terminated the lease agreement for the aircraft. For the years ended December 31, 2007, 2006 and 2005, the Company paid Capitaline Advisors $0.6 million, $0.3 million and $0.01 million, respectively, for these travel

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

services. The Company had no outstanding payables and $37 thousand to Capitaline Advisors at December 31, 2007 and 2006, respectively.

On May 23, 2006, the Company terminated a financial advisory services agreement with Capitaline Advisors and paid Capitaline Advisors a termination fee of $4.8 million, which is included in selling, general and administrative expenses. Under the agreement Capitaline Advisors had the right to provide the Company financial advisory services in connection with any purchase, acquisition, sale or disposition of any properties or assets having an aggregate transaction value in excess of $5.0 million. Capitaline Advisors also had the right to provide financial advisory services in connection with any public securities offering by the Company. In November 2005, the Company issued stock options for the purchase of 812,500 shares valued at $1.8 million to Capitaline Advisors in connection with the termination of an administrative services agreement.

In March 2006, Gordon Ommen and Capitaline Renewable Energy III, LP, one of the funds managed by Capitaline General Partner, LLC, which in turn is managed by Capitaline Advisors, purchased 310,312 and 3,250,000 shares of the Company’s common stock, respectively, for a purchase price of approximately $2.5 million and $26.0 million, respectively, in connection with a private stock sale transaction. In September 2005, Capitaline Renewable Energy II, LP, purchased 6,875,000 shares of the Company’s common stock for an aggregate of $27.5 million in connection with a private stock sale.

Transactions with Fagen, Inc. and Affiliates

Fagen, Inc., a company related by common ownership, has either constructed, or is in the process of constructing, all of the Company’s ethanol plants. For the years ended December 31, 2007, 2006 and 2005, the Company paid Fagen, Inc. $399.8 million, $188.4 million and $41.4 million, respectively, for construction services. At December 31, 2007 and 2006, the Company had outstanding payables to Fagen, Inc. of $21.8 million and $18.5 million, respectively.

During 2007 the Company leased 150 railcars from Midwest Ethanol Transport, LLC (Midwest Ethanol), a company owned and controlled by Ron Fagen. In 2007 the Company paid Midwest Ethanol $1.1 million. In December 2007, the Company transferred 100 of these cars to an unrelated third party.

In March 2006, Ron Fagen and Platte Valley Energy, LLC, an entity owned and controlled by Ron Fagen and his spouse, Diane Fagen, purchased 310,312 and 1,675,000 shares of the Company’s common stock, respectively, for a purchase price of approximately $2.5 million and $13.4 million, respectively, in connection with a private stock sale transaction. Ron Fagen had significant ownership in Platte Valley, Ord and UBE at the time the Company acquired these entities.

In November 2005, the Company issued stock options for the purchase of 812,500 shares valued at $1.8 million to Global Ethanol, Inc, a company that is 90.36% owned by Ron and Diane Fagen, in connection with the termination of an administrative services agreement.

Transactions with CHS Inc.

The Company’s executive offices are located in Inver Grove Heights, Minnesota, where office space is leased from CHS. For the year ended December 31, 2007 and 2006, the Company paid CHS $2.0 million and $0.3 million, respectively, as rent under the lease for this office space. The Company purchased $26.3 million and $12.7 million of grain from CHS during the years ended December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company had outstanding payables to CHS of $0.1 million and $0.02 million respectively.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

On March 31, 2006, CHS purchased 4,375,000 shares of the Company’s common stock for an aggregate purchase price of $35.0 million in connection with a private stock sale transaction. On November 17, 2005, CHS purchased 8,750,000 shares of the Company’s common stock for an aggregate price of $35.0 million in connection with a private stock sale transaction.

In March 2006, the company sold 50% of its membership interest in its wholly-owned subsidiary, Provista, to CHS (see Note 9).

Transactions with Provista Renewable Fuels Marketing

Provista is a 50% owned equity method affiliate of the Company. In March 2006, the Company entered into a master agreement whereby Provista markets all the ethanol production at its existing and future plants, except the Marion plant. For the years ended December 31, 2007 and 2006, the Company sold $502.2 million and $61.9 million of ethanol to Provista, respectively. The sales for 2006 represent the period beginning September 1, 2006 and ending December 31, 2006, after the deconsolidation. Sales to Provista are net of marketing fees based on a percentage of the ethanol sales price, terminal storage fees and outbound freight. In addition, the Company reimburses Provista for amounts paid to lease ethanol railcars, and repair and maintain these cars.

Revenues are net of marketing fees, terminal storage fees and outbound freight related to sales transactions of $48.4 million and $4.3 million for the years ended December 31, 2007 and 2006, respectively. In addition, for the years ended December 31, 2007 and 2006, the Company paid Provista $8.4 million and $1.4 million, respectively, related to utilization of ethanol railcars, which include fees related to future repairs and maintenance on these cars, which are recorded in cost of goods sold. The Company’s future minimum lease payments for operating leases payable to Provista for railcars is as follows (in thousands):

2008	$10,068
2009	15,926
2010	15,926
2011	15,222
2012	11,245
Thereafter	21,382

$89,769

At December 31, 2007, the Company had an outstanding receivable of $36.2 million related to sales transactions and an outstanding payable of $0.1 million. At December 31, 2006, the Company had an outstanding receivable of $11.2 million and an outstanding payable of $0.1 million.

CHS serves as the manager of Provista. As manager, CHS is paid a management fee equal to the costs of CHS of providing the management services, with the amount of such fee to generally be determined on an annual basis by mutual agreement of Provista and CHS. Provista paid CHS $2.4 million and $1.2 million for management services provided to Provista for the years ended December 31, 2007, and 2006, respectively.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Note 17:    Income Taxes

Net deferred tax liabilities consist of the following components as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Deferred tax assets:
Stock-based compensation and payments	$1,822	$1,456
Organization and start up costs	824	1,168
State tax credit carryforwards	21,881	21,825
Federal tax credit carryforwards	667	—
Net operating loss carryforward	15,081	1,647
Derivative financial instruments	4,473	—
Other	1,627	885

Total deferred tax assets	46,375	26,981
Less: valuation allowance	(21,881)	(21,825)

Net deferred tax assets	$24,494	$5,156

Deferred tax liabilities:
Derivative financial instruments	$—	$(2,572)
Property and equipment	(65,043)	(30,317)
Finite life intangible assets	(990)	(799)
Prepaid expenses	(1,112)	(1,193)
Other	(909)	(287)

Total deferred tax liabilities	(68,054)	(35,168)

Net deferred tax liabilities	$(43,560)	$(30,012)

The components giving rise to the net deferred tax liabilities described above that have been included in the accompanying balance sheets as of December 31, 2007 and 2006, are as follows (in thousands):

	2007	2006
Current assets	$4,279	$—
Current liabilities	—	(2,913)
Noncurrent liabilities	(47,839)	(27,099)

Net deferred tax liabilities	$(43,560)	$(30,012)

The federal net operating loss carryforwards of $14.5 million expire in 2026. The state net operating loss carryforwards begin to expire on dates varying from 4 to 20 years, based on state regulations. The federal credit carryforward expires in 2025 to 2027. The state tax credits expiration dates vary from 6 to 20 years, based on state regulations.

As of December 31, 2007, the Company has a $21.9 million valuation allowance related to acquired and generated state tax credits. The valuation allowance is deemed necessary because the realization of the state tax credits depends upon generating sufficient taxable income in the applicable states, prior to expiration of the credits. Of this amount $5.9 million relates to acquired state tax credits of Platte Valley, and will be used to reduce goodwill if the valuation allowance on these credits is ever reversed. The reversal of other valuation allowance amounts, if ever recognized, will reduce future income tax expense. The 2007 change in valuation

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

allowance includes an additional $1.7 million in allowance generated state tax credits less a reversal of $1.6 million, the realization of which is not dependent on taxable income.

The provision for income tax expense (benefit) charged to operations for the years ended December 31, 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$318	$(243)	$222
State	(126)	6	54
Deferred:
Federal	11,832	9,114	(588)
State	(318)	791	(89)

	$11,706	$9,668	$(401)

The income tax expense (benefit) differs from the amount of income tax expense (benefit) determined by applying the U.S. Federal income tax rate to pretax income or loss for the years ended December 31, 2007, 2006 and 2005, due to the following (in thousands):

	2007	2006	2005
Computed “expected” tax expense (benefit)	$10,162	$10,398	$(1,621)
State income tax expense (benefit), net of federal tax effect	656	318	(139)
State tax credits	(1,137)	(15,910)	—
Change in valuation allowance	36	14,560	1,331
Merger costs	1,010	—	—
Goodwill impairment	641	—	—
Other, net	338	302	28

	$11,706	$9,668	$(401)

The Company adopted the provisions of FASB Interpretation (FIN) No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the Company has taken or expects to take in its income tax returns. FIN No. 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date.

As a result of the implementation of FIN 48, the Company recognized a $0.2 million decrease in the liability for unrecognized tax benefits. This decrease was accounted for as an adjustment to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$1,301
Decreases as a result of tax positions taken during a prior year	(451)
Increases as a result of tax positions taken during the current year	6,211

Balance at December 31, 2007	$7,061

As of December 31, 2007, the total amount of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate is $219 thousand ($195 thousand net of federal benefit). The remaining unrecognized tax benefits, if recognized, will impact future income tax provisions.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

The Company recognizes interest and penalties accrued on unrecognized tax benefits, as well as interest received from favorable tax settlements, within income tax expense. During 2007, the Company accrued $5 thousand ($3 thousand net of federal benefit) of interest, and no penalties. As of December 31, 2007, there is $5 thousand ($3 thousand net of federal tax benefit) of interest, and no penalties, accrued.

The Company files income tax returns in the U.S. federal and state jurisdictions. The Company is currently under examination by the Internal Revenue Service for its 2005 and 2006 tax years. The Company has not recorded any material adjustment in the liability for unrecognized income tax benefits related to this audit. Additionally, the years 2004 through 2007 remain open for examination by federal and state agencies.

Given the existing tax positions will continue to generate increased liabilities for unrecognized tax benefits over the next 12 months, and the fact that the Company is currently under audit by the IRS, it is reasonably possible that significant changes in the gross balance on unrecognized tax benefits may occur within the next 12 months. An estimate of the range of such gross changes cannot be made at this time. However, the Company does not expect the changes to have an impact on its effective tax rate or expected cash payments for income taxes within the next 12 months.

Note 18:    Retirement Plan

The Company sponsors a 401(k) retirement plan covering substantially all employees. Total matching contributions by the Company to this plan were $0.5 million, $0.2 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 19:    Quarterly Financial Information (unaudited)

	Quarter
	1st	2nd		3rd		4th
2007
Revenues	$132,217	$154,404		$150,045		$151,948
Gross profit	$18,142	$19,211		$28,785		$4,811
Net income (loss)	$5,242	$8,285	(1)	$11,078	(2)	$(7,199	)(3)
Net income (loss) per common share:
Basic	$0.08	$0.12		$0.15		$(0.09)
Diluted	$0.08	$0.12		$0.15		$(0.09)
2006
Revenues	$6,019	$21,095		$33,250		$64,171
Gross profit	$624	$6,389		$9,582		$29,573
Net income (loss)	$(1,378)	$(1,655	)(4)	$2,510		$20,955	(5)
Net income (loss) per common share:
Basic	$(0.04)	$(0.03)		$0.04		$0.36
Diluted	$(0.04)	$(0.03)		$0.04		$0.35

1)	Net income in 2007 included $2.5 million, net of taxes, from the final payment on the sale of the construction build slot.
2)	Net income in 2007 included $1.6 million, net of taxes, related to a loss on the impairment of UBE assets.
3)	Net income in 2007 included $2.8 million, related to merger expenses with VeraSun.
4)	Net income in 2006 included a $3.2, million, net of taxes, one-time payment related to the termination of a financial advisory services agreement with Capitaline, a related party.
5)	Net income in 2006 included $5.4 million, net of taxes, from the payment received from the sale of a construction build slot.

US BioEnergy Corporation

Notes to Consolidated Financial Statements (continued)

Note 20:    Pending Merger

On November 29, 2007, the Company entered into an Agreement and Plan of Merger with VeraSun Energy Corporation (VeraSun) subject to the terms and conditions of the merger agreement. Each issued and outstanding share of US BioEnergy common stock will be converted into the right to receive 0.810 shares of VeraSun common stock. The merger is subject to a number of customary closing conditions, including (i) the approval of the merger by the shareholders of US BioEnergy and (ii) the approval of the issuance of VeraSun common stock in the merger by the shareholders of VeraSun. As of December 31, 2007, the Company had recorded $2.8 million of expense related to the merger in other income, net, in the consolidated Statements of Operations. The joint proxy statement/prospectus, was mailed on March 3, 2008, to the Company’s shareholders of record as of February 8, 2008. A special meeting of US BioEnergy shareholders is scheduled for March 31, 2008, where shareholders will be asked to consider and vote on the proposed merger.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated May 31, 2007, among US BioEnergy Corporation, US Bio Acquisition Sub, LLC and Millennium Ethanol, LLC (incorporated by reference to Annex A to Amendment No. 1 to US BioEnergy Corporation’s Registration Statement on Form S-4, filed with the SEC on July 27, 2007, File No. 333-144246)

2.2	Agreement and Plan of Merger, dated as of November 29, 2007, among VeraSun Energy Corporation, Host Acquisition Corporation and US BioEnergy Corporation (incorporated by reference to Exhibit 2.1 to US BioEnergy Corporation’s Current Report on Form 8-K, filed with the SEC on December 5, 2007, File No. 001-33203)

2.3	Membership Interest Purchase Agreement, dated December 5, 2007, by and between AgMotion, Inc. and US BioEnergy Corporation (incorporated by reference to Exhibit 2.1 to US BioEnergy Corporation’s Current Report on Form 8-K, filed with the SEC on December 11, 2007, File No. 001-33203)

3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.5 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 4.6 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on November 27, 2006, File No. 333-136279)

4.2	Shareholders’ Agreement, dated December 13, 2006, by and between US BioEnergy Corporation and each of the shareholders of US BioEnergy Corporation parties thereto (incorporated by reference to Exhibit 4.4 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on May 21, 2007, File No. 333-143132)

10.1	First Amended and Restated Master Agreement for Design, Engineering and Construction of Dry Grind Ethanol Production Facilities (Projects in Advanced Development), dated August 10, 2006, between US BioEnergy Corporation and Fagen, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)†

10.2	Master Agreement for Design, Engineering and Construction of Dry Grind Ethanol Production Facilities (Future Development), dated August 1, 2006, between US BioEnergy Corporation and Fagen, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)†

10.3	Master Loan Agreement, dated November 15, 2005, between US Bio Albert City, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 1, dated July 31, 2006, and as supplemented by the First Supplement, dated November 15, 2005, as amended, and the Second Supplement, dated November 15, 2005 (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

Exhibit Number	Description
10.4	Continuing Guaranty, dated November 15, 2005, between US BioEnergy Corporation and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.5	Amendment No. 1 to Second Supplement to the Master Loan Agreement (Revolving Loan), dated as of October 19, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.11 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.6	Amendment No. 1 to the Amended and Restated Master Loan Agreement, dated as of October 19, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.10 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.7	Amendment No. 2 to the Amended and Restated Master Loan Agreement, dated November 1, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.9 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.8	Amendment No. 1 to the Third Supplement to the Master Loan Agreement (Term Loan), dated as of October 19, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.12 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.9	Allonge (Term Note), dated as of October 19, 2007, to the Term Note dated February 26, 2007, executed by US Bio Albert City, LLC (incorporated by reference to Exhibit 10.13 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.10	Amendment No. 1 to the Fourth Supplement to the Master Loan Agreement (Term Revolving Loan), dated as of October 19, 2007, by and between US Bio Albert City, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.14 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.11	Allonge, dated as of October 19, 2007, to the Term Revolving Note dated February 26, 2007, executed by US Bio Albert City, LLC (incorporated by reference to Exhibit 10.15 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.12	Master Loan Agreement, dated November 15, 2005, between Superior Corn Products, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 1, dated July 31, 2006, and as supplemented by the First Supplement, dated November 15, 2005, as amended, and the Second Supplement, dated November 15, 2005 (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.13	Continuing Guaranty, dated November 15, 2005, between US BioEnergy Corporation and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.14	Amendment No. 2 to the Master Loan Agreement, dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.18 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

Exhibit Number	Description
10.15	Amendment No. 2 to the Amended and Restated Second Supplement to the Master Loan Agreement (Revolving Loan), dated November 1, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.16 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.16	Allonge to Amended and Restated Revolving Note, dated November 1, 2007, executed by US Bio Woodbury, LLC (incorporated by reference to Exhibit 10.17 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.17	Amendment No. 1 to the Amended and Restated Second Supplement to the Master Loan Agreement (Revolving Loan), dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.19 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.18	Amendment No. 1 to the Third Supplement to the Master Loan Agreement (Term Loan), dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.20 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.19	Amendment No. 1 to the Fourth Supplement to the Master Loan Agreement (Term Revolving Loan), dated October 19, 2007, by and between US Bio Woodbury, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.2 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.20	Allonge (Term Note), dated October 19, 2007, to the Term Note dated November 1, 2006, executed by US Bio Woodbury, LLC (incorporated by reference to Exhibit 10.21 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.21	Allonge (Term Revolving Note), dated October 19, 2007, to the Term Revolving Note dated November 1, 2006, executed by US Bio Woodbury, LLC (incorporated by reference to Exhibit 10.22 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.22	Redevelopment Contract, dated October 31, 2003, between Community Redevelopment Authority of the City of Central City, Nebraska and Platte Valley Fuel Ethanol, LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.23	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)*

10.24	2006 Stock Incentive Plan (incorporated by reference to Exhibit 4.7 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on December 15, 2006, File No. 333-139367)*

10.25	2006 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.7 to US BioEnergy Corporation’s Registration Statement on Form S-8, filed with the SEC on May 21, 2007, File No. 333-143132)*

10.26	Services Agreement, dated November 2005, between US BioEnergy Corporation and Capitaline Advisors, LLC, as amended by the First Amendment, dated August 14, 2006 (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

Exhibit Number	Description
10.27	Lease Agreement, dated June 1, 2006, between US BioEnergy Corporation and CHS Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.28	Amended and Restated Operating Agreement of United Bio Energy Fuels, LLC, dated March 31, 2006 (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.29	Management Agreement, dated March 31, 2006, between United Bio Energy Fuels, LLC and CHS Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.30	Ethanol Sales and Marketing Agreement, dated March 31, 2006, between US BioEnergy Corporation and Provista Renewable Fuels Marketing, LLC (formerly known as United Bio Energy Fuels, LLC)††

10.31	Leased Employee Agreement, dated May 15, 2006, between United Bio Energy, LLC and United Bio Energy Fuels, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)

10.32	Form of Incentive Stock Option Agreement under the US BioEnergy Corporation 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on September 26, 2006, File No. 333-136279)*

10.33	Stock Option Agreement, dated November 17, 2005, between US BioEnergy Corporation and Global Ethanol, Inc. (incorporated by reference to Exhibit 10.29 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)*

10.34	Stock Option Agreement, dated November 17, 2005, between US BioEnergy Corporation and Capitaline Advisors, LLC (incorporated by reference to Exhibit 10.30 to Amendment No. 3 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on October 27, 2006, File No. 333-136279)*

10.35	Form of Incentive Stock Option Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*

10.36	Form of Non-Qualified Stock Option Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*

10.37	Form of Restricted Stock Award Agreement under the US BioEnergy Corporation 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to Amendment No. 8 to US BioEnergy Corporation’s Registration Statement on Form S-1, filed with the SEC on December 11, 2006, File No. 333-136279)*

Exhibit Number	Description
10.38	Operating Agreement of Big River Resources Grinnell, LLC, dated February 1, 2007, between Big River Resources, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 7, 2007, File No. 001-33203)

10.39	Credit Agreement, dated February 7, 2007, among US Bio Platte Valley, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.40	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Platte Valley, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.7 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.41	Credit Agreement, dated February 7, 2007, among US Bio Ord, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.2 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.42	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Ord, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.3 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.43	Credit Agreement, dated February 7, 2007, among US Bio Dyersville, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.3 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.44	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Dyersville, LLC and AgStar Financial Services, PCA, as amended by Amendment No. 2 to the Credit Agreement, dated November 1, 2007 (incorporated by reference to Exhibits 10.6 and 10.8 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.45	Credit Agreement, dated February 7, 2007, among US Bio Hankinson, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.4 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.46	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Hankinson, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.4 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

10.47	Credit Agreement, dated February 7, 2007, among US Bio Janesville, LLC, AgStar Financial Services, PCA, and the commercial, banking or financial institutions whose signatures appear on the signature pages thereto (incorporated by reference to Exhibit 10.5 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on February 13, 2007, File No. 001-33203)

10.48	Amendment No. 1 to the Credit Agreement, dated October 19, 2007, by and between US Bio Janesville, LLC and AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.5 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)

Exhibit Number	Description
10.49	Amended and Restated Lease, dated November 1, 2006, between CHS Inc. and US BioEnergy Corporation (incorporated by reference to Exhibit 10.7 to US BioEnergy’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2007, File No. 001-33203)

10.50	Amended and Restated Sublease Agreement, dated January 25, 2007, between UBE Services, LLC and Fagen Engineering, LLC (incorporated by reference to Exhibit 10.8 to US BioEnergy’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2007, File No. 001-33203)

10.51	Ethanol Sales and Marketing Agreement, dated February 1, 2007, between Provista Renewable Fuels Marketing, LLC and Big River Resources Grinnell, LLC (incorporated by reference to Exhibit 10.9 to US BioEnergy’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2007, File No. 001-33203)†

10.52	Amended and Restated Services Agreement, dated May 1, 2007, between Capitaline Advisors, LLC and US BioEnergy Corporation (incorporated by reference to Exhibit 10.43 to US BioEnergy’s Registration Statement on Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)

10.53	Railroad Car Lease Agreement, dated April 16, 2007, between Midwest Ethanol Transport, LLC and United BioEnergy Ingredients, LLC (incorporated by reference to Exhibit 10.44 to US BioEnergy’s Registration Statement on Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)

10.54	Railroad Car Lease Agreement, dated April 16, 2007, between Midwest Ethanol Transport, LLC and US Bio Ord, LLC (incorporated by reference to Exhibit 10.45 to US BioEnergy’s Registration Statement on Form S-4, filed with the SEC on June 29, 2007, File No. 333-144246)

10.55	Lease Agreement, dated July 10, 2007, between CHS Inc. and US Bio Energy Corporation (incorporated by reference to Exhibit 10.1 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on July 11, 2007, File No. 001-33203)

10.56	Change in Control Agreement, dated September 28, 2007, between US BioEnergy Corporation and Gordon W. Ommen (incorporated by reference to Exhibit 10.23 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)*

10.57	Change in Control Agreement, dated September 28, 2007, between US BioEnergy Corporation and each of Richard Atkinson, Gregory S. Schlicht, Chad Hatch and Kim Regenhard (incorporated by reference to Exhibit 10.24 to US BioEnergy Corporation’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2007, File No. 001-33203)*

10.58	Loan and Security Agreement, dated June 22, 2006, between Millennium Ethanol, LLC and Dougherty Funding, LLC (incorporated by reference to Exhibit 10.1 to Millennium Ethanol, LLC’s Amendment No. 1 to Registration Statement on Form 10 filed with the SEC on June 18, 2007, File No. 000-52608)

10.59	Amended and Restated Loan and Security Agreement, dated August 31, 2006, between Provista Renewable Fuels Marketing, LLC and LaSalle Bank National Association, as amended by the First Amendment to Amended and Restated Loan and Security Agreement dated January 30, 2007, as amended by the Second Amendment to Amended and Restated Loan and Security Agreement dated November 2, 2007 (incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on November 6, 2007, File No. 001-33203)

10.60	Second Amended and Restated Guaranty, dated November 2, 2007, by US BioEnergy Corporation, to and for the benefit of LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on November 6, 2007, File No. 001-33203)

Exhibit Number	Description
10.61	First Amendment to the Amended and Restated Services Agreement, dated November 1, 2007, between US BioEnergy Corporation and Capitaline Advisors, LLC (incorporated by reference to Exhibit 10.5 to US BioEnergy’s Current Report on Form 8-K, filed with the SEC on November 6, 2007, File No. 001-33203)

10.62	Amendment No. 1 to the Agreement Regarding Ethanol Sales and Marketing effective as of March 31, 2006 by and between Provista Renewable Fuels Marketing, LLC and US BioEnergy Corporation

21	Subsidiaries of US BioEnergy Corporation

23.1	Consent of McGladrey & Pullen, LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed (and/or incorporated by reference) as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
†	Omitted portions for which confidential treatment has been granted have been filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission. The omissions have been indicated by asterisks (“*****”), and the omitted text has been filed separately with the Securities and Exchange Commission.